Form 10-Q
period 2006-06-30
SGS International, Inc.
filed 2006-08-14
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-133825

SGS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3939981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 West Main Street, Suite 500 Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

(502) 637-5443

(Registrant’s telephone number, including area code)

Former fiscal year ended December 30, 2005. Current fiscal year will end December 31, 2006.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2006 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Consolidated / Combined Income Statements

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
REVENUES:
Sales	$74,353	$65,464
Sales to related parties	—	428

Total revenues	74,353	65,892

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation and amortization)	47,542	41,276
Selling, general and administrative expenses	11,405	8,656
Depreciation	2,221	1,861
Amortization	2,144	2,179
Related party interest expense	—	1,560
Interest expense	8,692	29
Other expense, net	583	865

Total costs and expenses	72,587	56,426

INCOME BEFORE INCOME TAXES	1,766	9,466
PROVISION FOR INCOME TAXES	978	3,710

NET INCOME	$788	$5,756

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Income Statements

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
REVENUES:
Sales	$147,102	$129,584
Sales to related parties	—	2,039

Total revenues	147,102	131,623

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation and amortization)	97,401	86,590
Selling, general and administrative expenses	20,532	16,571
Depreciation	3,982	3,758
Amortization	4,275	4,352
Related party interest expense	—	2,978
Interest expense	17,362	57
Other expense, net	606	880

Total costs and expenses	144,158	115,186

INCOME BEFORE INCOME TAXES	2,944	16,437
PROVISION FOR INCOME TAXES	1,380	6,443

NET INCOME	$1,564	$9,994

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets (June 30, 2006 is unaudited)

(in thousands of dollars, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,518	$3,308
Receivables from customers, less allowances of $1,527 and $1,362 at June 30, 2006 and December 31, 2005, respectively	56,734	54,098
Deferred income taxes	577	—
Prepaid expenses and other current assets	8,990	8,425

Total current assets	81,819	65,831
Properties, plants and equipment, net	50,123	53,496
Goodwill	162,844	158,972
Other intangible assets, net	166,731	168,343
Deferred financing costs, net	10,367	11,185
Other assets	1,108	379

TOTAL ASSETS	$472,992	$458,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$22,778	$12,501
Accrued compensation	5,088	3,683
Accrued taxes, including taxes on income	1,457	1,080
Accrued interest	2,586	—
Other current liabilities	4,938	13,604
Current portion of long-term obligations	2,806	1,886

Total current liabilities	39,653	32,754

Long-term obligations, net of current portion	319,381	318,537
Deferred income taxes	1,915	—

Total liabilities	360,949	351,291

Minority interest	—	—
Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income	3,564	—
Retained earnings (deficit)	1,479	(85)

Total stockholders’ equity	112,043	106,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,992	$458,206

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005		$—	$107,000	$(85)	$—	$106,915
Comprehensive income:
Net income	$1,564	—	—	1,564	—	1,564
Unrealized translation adjustments	3,564	—	—	—	3,564	3,564

Comprehensive income	$5,128

Balance at June 30, 2006		$—	$107,000	$1,479	$3,564	$112,043

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statement of Cash Flows

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:	$14,551	$3,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,668)	(4,998)
Proceeds from sales of assets	2,060	—
Business acquisitions, net of cash acquired	(2,026)	(352)

Net cash used in investing activities	(2,634)	(5,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in short-term borrowings	—	1,454
Borrowings on revolving lines of credit	3,800	—
Repayments on revolving lines of credit	(3,000)	—
Payments on long-term debt	(724)	(178)

Net cash provided by financing activities	76	1,276

Effect of exchange rate changes on cash	217	12

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,210	(483)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	829

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,518	$346

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Successor”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Successor has 35 locations in the United States, Canada, Mexico and the United Kingdom.

Acquisition of Southern Graphic Systems

On December 30, 2005, the Successor, a wholly-owned subsidiary of Southern Graphics Inc., which is a majority owned subsidiary of Citigroup Venture Capital Equity Partners, LP, now known as Court Square Capital (CSC), purchased Southern Graphic Systems (“the Predecessor”) from Alcoa Inc. (Alcoa), for approximately $409.4 million (“the Acquisition”), which was paid via a combination of cash and the proceeds from the issuance of senior subordinated notes and borrowings under a senior credit facility, and is summarized herein. CSC and certain other investors contributed a cash equity investment of $107.0 million. (In subsequent transactions, Lyon Southern, Inc. (of which the Successor’s director, Richard Leong, is Chief Investment Advisor), certain members of management and others made an aggregate equity investment of $17.6 million, the proceeds of which were used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of Southern Graphics Inc. originally acquired by CSC.) The Successor also issued $200.0 million aggregate principal amount of its 12% senior subordinated notes due in 2013, resulting in net proceeds of $194.5 million. In addition, the Successor also obtained a new senior credit facility of $193.7 million, of which $118.7 million was drawn at closing to fund a portion of the Acquisition purchase price. These total proceeds were reduced by certain debt issuance and other transaction costs.

In conjunction with the Acquisition, the purchase price was allocated to reflect the fair value of the assets acquired and liabilities assumed as of December 31, 2005 in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The following table summarizes the allocation of the purchase price to the Successor’s assets acquired and liabilities assumed:

Purchase Price	(in millions)
Acquisition Price	$409.0	(1)
Deferred Financing Fees	11.2
Transaction Costs	7.9	(2)

Total Acquisition Price	$428.1

(1)	The acquisition price in the table above consists of the initial purchase price of $409.4 million, plus revisions to the estimated working capital adjustment component of the purchase price of $1.3 million, less debt assumed of $1.7 million.
(2)	The transaction costs in the table above consist of the initial estimate of transaction costs of $7.7 million, plus revisions to the estimated transaction costs of $0.2 million.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Allocation of Acquisition Price	(in millions)
Current Assets	$65.8
Properties, Plants and Equipment	52.6
Goodwill	160.9
Customer Relationships	142.7
Deferred Financing Fees	11.2
Other Intangible Assets	25.6
Other Assets	0.3
Liabilities Assumed	(31.0)

Total Acquisition Price	$428.1

United Kingdom Acquisition

On June 30, 2006, SGS-UK Holdings, Ltd. (now known as SGS Packaging Europe Holdings Limited) purchased a supplier of photographic and digital images for the packaging printing industry in the United Kingdom. The purchase price was allocated to reflect the fair values of the assets acquired and liabilities assumed as of June 30, 2006 in accordance with SFAS No. 141. The purchase price allocation is subject to completion of final fair value allocations. The final allocation of the purchase price is not expected to vary materially.

Basis of Presentation

The accompanying unaudited consolidated / combined financial statements have been prepared by the Successor in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated / combined financial statements should be read in conjunction with the Successor’s and Predecessor’s consolidated / combined audited financial statements for the year ended December 31, 2005 in the Successor’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 5, 2006 (the “Form S-4”). The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited consolidated / combined financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006.

Successor Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2006, December 31, 2005, for the three months ended June 30, 2005, and for the six months ended June 30, 2006 include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS-UK Holdings, Ltd. (now known as SGS Packaging Europe Holdings Limited), SGS-UK Limited (now known as SGS Packaging Europe Limited), MCG Graphics, Ltd. and Mozaic Group, Ltd. Accordingly, the accompanying consolidated financial statements for the three months ended June 30, 2006 and the six months ended June 30, 2006 are labeled Successor and the combined financial statements for the three months ended June 30, 2005 and the six months ended June 30, 2005 are labeled Predecessor.

Predecessor Principles of Combination

The accompanying combined financial statements for the three months ended June 30, 2005 and the six months ended June 30, 2005 are stated at historical cost basis and include the combined accounts of SGS, Southern Graphic Systems-Canada, Ltd., SGS Mexico and companies more than fifty percent owned by them (Mozaic Group, Ltd. and its subsidiaries). The combined financial statements for these periods have been derived from the books and records of Alcoa. The combined statement of income includes all items of revenue and income generated by the Predecessor, and all items of expense incurred by the Predecessor. These include expenses charged to the Predecessor by Alcoa in the normal course of business. The combined financial statements reflect amounts that have been pushed down from Alcoa in order to depict the combined results of operations and cash flows of the Predecessor on a stand-alone basis. As a result of recording these amounts, the combined financial statements of the Predecessor may not be indicative of the results that would be presented if the Predecessor had operated as an independent stand-alone entity. Management believes the method of allocation is reasonable.

Use of Estimates

The consolidated / combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include the accounting for environmental matters, the testing of goodwill and other indefinite-lived intangible assets for impairment and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Cash and cash equivalents

Cash and cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

B.	Predecessor Stock-Based Compensation

Prior to the Acquisition, certain employees of the Predecessor received stock options under Alcoa’s stock incentive plans. Stock options under Alcoa’s stock incentive plans have been granted at not less than market prices on the dates of grant. The Predecessor accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method which resulted in no compensation costs for options granted. In addition to stock option awards, beginning in 2004, Alcoa granted stock awards and performance share awards that vest over three years from the date of grant. Compensation expense for stock awards is calculated based on the fair value at the grant date,

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

and compensation expense for performance share awards is based on the fair value on the date the performance criteria are determined. The after-tax expense (at a rate of 35% for 2005) for these awards was $44 and $87 for the three months ended June 30, 2005 and six months ended June 30, 2005, respectively.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Reload Feature

2003	3 years (1/3 each year)	10 years	One reload in 2004 for 1/3 vesting in 2004

2004 and Forward	3 years (1/3 each year)	6 years	None

The Predecessor’s net income would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, Accounting for Stock Based Compensation.

	Predecessor	Predecessor
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$5,756	$9,994
Less: additional compensation cost determined under the fair value method, net of tax	75	150

Pro forma net income	$5,681	$9,844

On December 31, 2005, Alcoa accelerated the vesting of stock options granted to employees in 2004 and on January 13, 2005. The accelerated options have weighted average exercise prices of $29.54 and $35.66, respectively. The decision to accelerate the vesting of the 2005 and 2004 options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123 (revised 2004) “Share-Based Payment.”

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

In anticipation of the adoption of SFAS No. 123 (revised 2004) Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice or Black-Scholes pricing model with the following assumptions:

2005
Average risk free interest rate	2.65-4.2%
Expected dividend yield	1.8%
Expected volatility	27%-35%
Expected life (years)	3.8

The Successor had no stock option plan in existence during the three months ended or six months ended June 30, 2006.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2006	December 31, 2005
Goodwill	$162,844	$158,972

Other intangible assets:
Customer relationships, cost	145,264	142,727
Customer relationships, accumulated Amortization	(3,583)	(17)

Other intangible assets, cost	25,867	25,638
Other intangible assets, accumulated Amortization	(817)	(5)

Total other intangible assets, net	$166,731	$168,343

The increase in goodwill of $3,872 in the six months ended June 30, 2006 is the result of adjustments to the preliminary purchase price allocation of $1,980 and foreign currency of $1,892. The increase in customer relationships (cost) of $2,537 in the six months ended June 30, 2006 is the result of an acquisition of $857 and foreign currency of $1,680. The increase in other intangible assets (cost) of $229 is primarily the result of foreign currency. Amortization of intangible assets is estimated to be approximately $8,523 each year from 2006 through 2010.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

D.	Interest Expense

Interest expense consists of the following:

	Successor	Predecessor
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Composition of interest expense:
Interest on senior term loan	$1,926	$—
Interest on senior subordinated notes	6,000	—
Amortization of deferred financing costs	409	—
Commitment fees on senior credit facility	195	—
Other	162	29

Interest expense	$8,692	$29

	Successor	Predecessor
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Composition of interest expense:
Interest on senior term loan	$4,003	$—
Interest on senior subordinated notes	12,000	—
Amortization of deferred financing costs	818	—
Commitment fees on senior credit facility	389	—
Other	152	57

Interest expense	$17,362	$57

E.	Related Party Transactions - Predecessor

The Predecessor sold products to various related companies, consisting of other Alcoa subsidiaries, at negotiated prices between the two parties. For the three months ended June 30, 2005 and the six months ended June 30, 2005, the Predecessor had sales to related parties of $428 and $2,039, respectively.

The Predecessor had borrowings with other Alcoa subsidiaries. For the three months ended June 30, 2005 and the six months ended June 30, 2005, interest expense on these related party borrowings was $1,560 and $2,978, respectively.

F.	Income Taxes

The effective tax rates for the three months ended June 30, 2006 and the six months ended June 30, 2006 were 55.4% and 46.9%, respectively. The effective tax rate for the three months ended June 30, 2005 and the six months ended June 30, 2005 was 39.2%. The increase in the effective tax rate was primarily due to a valuation allowance recorded on the deferred tax asset for foreign tax credits earned

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

by a U.S. subsidiary and an increase in expenses not fully deductible for income tax purposes for the three months ended June 30, 2006 and the six months ended June 30, 2006, than for the three months ended June 30, 2005 and the six month ended June 30, 2005.

Undistributed earnings of non-U.S. subsidiaries aggregated $1,012 on June 30, 2006, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Through June 30, 2006, one non-U.S. subsidiary has incurred $1,500 of interest charges payable to one U.S. subsidiary. These interest charges have resulted in a deferred tax liability for the non U.S. subsidiary of $150 and a deferred tax asset for the U.S. subsidiary. The deferred tax asset has been fully reserved at June 30, 2006 with a valuation allowance. Since the earnings have been, or currently are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will become effective for the Successor as of January 1, 2007. FIN 48 clarifies accounting for income taxes to provide improved consistency of criteria used to recognize, derecognize and measure benefits related to income taxes. The Successor is now analyzing the future impacts of FIN 48 and is not certain of the potential impact at this time.

G.	Supplemental Guarantor Information

The Successor’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS-UK Holdings, Ltd. (now known as SGS Packaging Europe Holdings Limited), Southern Graphic Systems Mexico, S. De R.L. De C.V., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Successor, the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating / combining financial statements of the Successor and Predecessor. The guarantor subsidiaries for the senior subordinated notes are presented in a combined format for the Predecessor. There was not a parent company/subsidiary relationship under the combined Predecessor reporting. Under the Successor, investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,206	$8,191	$5,121	$—	$15,518
Receivables from customers, less allowances	—	39,290	17,444	—	56,734
Related party receivables	283,770	23,902	36,712	(344,384)	—
Deferred income taxes	—	350	227	—	577
Prepaid expenses and other current assets	2	6,594	2,394	—	8,990

Total current assets	285,978	78,327	61,898	(344,384)	81,819
Investment in subsidiaries	106,127	23,001	14,800	(143,928)	—
Properties, plants and equipment, net	471	40,465	9,187	—	50,123
Goodwill	7,205	115,909	39,730	—	162,844
Other intangible assets, net	—	132,741	33,990	—	166,731
Deferred financing costs, net	10,367	—	—	—	10,367
Deferred income taxes	918	—	—	(918)	—
Other assets	—	263	845	—	1,108

Total assets	$411,066	$390,706	$160,450	$(489,230)	$472,992

Liabilities
Current liabilities
Accounts payable, trade	$37	$16,190	$6,551	$—	$22,778
Related party payables	55	296,653	47,676	(344,384)	—
Accrued compensation	—	2,794	2,294	—	5,088
Accrued taxes, including taxes on income	—	415	1,042	—	1,457
Accrued interest	—	2,377	209	—	2,586
Other current liabilities	—	3,346	1,592	—	4,938
Current portion of long-term obligations	997	—	1,809	—	2,806

Total current liabilities	1,089	321,775	61,173	(344,384)	39,653
Noncurrent liabilities
Long-term obligations, net of current portion	297,934	—	21,447	—	319,381
Noncurrent liabilities	—	—	—	—	—
Deferred income taxes	—	1,931	902	(918)	1,915

Total noncurrent liabilities	297,934	1,931	22,349	(918)	321,296

Total liabilities	299,023	323,706	83,522	(345,302)	360,949

Minority interest	—	—	—	—	—
Contingencies and commitments

Stockholders’ equity	112,043	67,000	76,928	(143,928)	112,043

Total liabilities and stockholders’ equity	$411,066	$390,706	$160,450	$(489,230)	$472,992

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$2,005	$851	$452	$—	$3,308
Receivables from customers, less allowances	—	38,008	16,090	—	54,098
Related party receivables	290,244	3,100	30,000	(323,344)	—
Deferred income taxes	—	—	—	—	—
Prepaid expenses and other current assets	37	6,084	2,341	(37)	8,425

Total current assets	292,286	48,043	48,883	(323,381)	65,831
Investment in subsidiaries	99,475	23,001	14,800	(137,276)	—
Properties, plants and equipment, net	—	43,414	10,082	—	53,496
Goodwill	5,669	114,045	39,258	—	158,972
Other intangible assets, net	—	136,137	32,206	—	168,343
Deferred financing costs, net	11,185	—	—	—	11,185
Other assets	—	196	183	—	379

Total assets	$408,615	$364,836	$145,412	$(460,657)	$458,206

Liabilities
Current liabilities
Accounts payable, trade	$—	$7,773	$4,728	$—	$12,501
Related party payables	—	282,744	40,600	(323,344)	—
Accrued compensation	—	2,621	1,062	—	3,683
Accrued taxes, including taxes on income	—	85	1,032	(37)	1,080
Other current liabilities	3,000	9,067	1,537	—	13,604
Current portion of long-term obligations	987	—	899	—	1,886

Total current liabilities	3,987	302,290	49,858	(323,381)	32,754
Noncurrent liabilities
Long-term obligations, net of current portion	297,713	—	20,824	—	318,537
Non current liabilities	—	—	—	—	—
Deferred income taxes	—	—	—	—	—

Total noncurrent liabilities	297,713	—	20,824	—	318,537

Total liabilities	301,700	302,290	70,682	(323,381)	351,291

Minority interest	—	—	—	—	—
Contingencies and commitments

Stockholders’ equity	106,915	62,546	74,730	(137,276)	106,915

Total liabilities and stockholders’ equity	$408,615	$364,836	$145,412	$(460,657)	$458,206

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Successor Consolidating Statement of Income

For the Three Months Ended June 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,621	$18,732	$—	$74,353
Sales to related parties	—	960	821	(1,781)	—

Total revenues	—	56,581	19,553	(1,781)	74,353

Costs and expenses
Cost of goods sold	—	34,180	15,143	(1,781)	47,542
Selling, general and administrative expenses	575	8,797	2,033	—	11,405
Provision for depreciation	—	1,546	675	—	2,221
Provision for amortization	—	1,681	463	—	2,144
Related party interest expense	—	—	—	—	—
Interest expense (income), net	(7,218)	15,207	2,327	(1,624)	8,692
Other (income) expense, net	577	(135)	(1,483)	1,624	583

Total costs and expenses	(6,066)	61,276	19,158	(1,781)	72,587

Equity in net income of subsidiaries	(2,924)	—	—	2,924	—

Income (loss) before income taxes	3,142	(4,695)	395	2,924	1,766
Provision (benefit) for taxes on income (loss)	2,354	(1,618)	242	—	978

Net income (loss)	$788	$(3,077)	$153	$2,924	$788

The consolidating statement of income for the three months ended June 30, 2006 reflects a correction of a classification of amounts reported in the first quarter of 2006.

Supplemental Condensed Successor Consolidating Statement of Income

For the Six Months Ended June 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$110,391	$36,711	$—	$147,102
Sales to related parties	—	1,882	1,362	(3,244)	—

Total revenues	—	112,273	38,073	(3,244)	147,102

Costs and expenses
Cost of goods sold	—	71,197	29,448	(3,244)	97,401
Selling, general and administrative expenses	700	16,027	3,805	—	20,532
Provision for depreciation	—	2,835	1,147	—	3,982
Provision for amortization	—	3,368	907	—	4,275
Related party interest expense	—	—	—	—	—
Interest expense (income), net	1,129	15,166	2,691	(1,624)	17,362
Other (income) expense, net	577	(167)	(1,428)	1,624	606

Total costs and expenses	2,406	108,426	36,570	(3,244)	144,158

Equity in net income of subsidiaries	3,089	—	—	(3,089)	—

Income before income taxes	683	3,847	1,503	(3,089)	2,944
(Benefit) provision for taxes on income (loss)	(881)	1,638	623	—	1,380

Net income	$1,564	$2,209	$880	$(3,089)	$1,564

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Predecessor Condensed Combining Statement of Income

For the Three Months Ended June 30, 2005

	Parent / Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$52,832	$12,632	$—	$65,464
Sales to related parties	—	2,306	517	(2,395)	428

	—	55,138	13,149	(2,395)	65,892

Costs and expenses
Cost of goods sold	—	34,677	8,994	(2,395)	41,276
Selling, general and administrative expenses	—	7,416	1,240	—	8,656
Provision for depreciation	—	1,403	458	—	1,861
Provision for amortization	—	1,867	312	—	2,179
Related party interest expense	—	1,581	(21)	—	1,560
Interest expense	—	4	25	—	29
Other (income) expense, net	—	959	(94)	—	865

	—	47,907	10,914	(2,395)	56,426

Income before income taxes	—	7,231	2,235	—	9,466
Provision for taxes on income	—	2,851	859	—	3,710

Net income	$—	$4,380	$1,376	$—	$5,756

Supplemental Predecessor Condensed Combining Statement of Income

For the Six Months Ended June 30, 2005

	Parent / Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$104,313	$25,271	$—	$129,584
Sales to related parties	—	4,923	847	(3,731)	2,039

	—	109,236	26,118	(3,731)	131,623

Costs and expenses
Cost of goods sold	—	72,183	18,138	(3,731)	86,590
Selling, general and administrative expenses	—	14,279	2,292	—	16,571
Provision for depreciation	—	2,835	923	—	3,758
Provision for amortization	—	3,716	636	—	4,352
Related party interest expense	—	3,064	(86)	—	2,978
Interest expense	—	4	53	—	57
Other (income) expense, net	—	979	(99)	—	880

	—	97,060	21,857	(3,731)	115,186

Income before income taxes	—	12,176	4,261	—	16,437
Provision for taxes on income	—	4,810	1,633	—	6,443

Net income	$—	$7,366	$2,628	$—	$9,994

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operations	$1,168	$7,090	$6,293	$—	$14,551

Investing activities:
Acquisition of property, plant and equipment	(471)	(1,810)	(387)	—	(2,668)
Proceeds from sales of property, plant and equipment	—	2,060	—	—	2,060
Business acquisition, net of cash acquired	—	—	(2,026)	—	(2,026)

Cash (used in) provided by investing activities	(471)	250	(2,413)	—	(2,634)

Financing activities:
Net borrowings on lines of credit	—	—	800	—	800
Payments on long-term debt, net	(496)	—	(228)	—	(724)

Cash provided by (used in) financing activities	(496)	—	572	—	76

Effect of exchange rate changes on cash	—	—	217	—	217

Net change in cash and cash equivalents	201	7,340	4,669	—	12,210

Cash and cash equivalents, beginning of period	2,005	851	452	—	3,308

Cash and cash equivalents, end of period	$2,206	$8,191	$5,121	$—	$15,518

Supplemental Predecessor Condensed Combining Statement of Cash Flows

For the Six Months Ended June 30, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operations	$—	$3,690	$(111)	$—	$3,579

Investing activities:
Acquisition of property, plant and equipment	—	(4,720)	(278)	—	(4,998)
Business acquisition, net of cash acquired	—	(352)	—	—	(352)

Cash used in investing activities	—	(5,072)	(278)	—	(5,350)

Financing activities:
Net changes in short-term borrowings	—	1,450	4	—	1,454
Payments on long-term debt	—	—	(178)	—	(178)

Cash provided by (used in) financing activities	—	1,450	(174)	—	1,276

Effect of exchange rate changes on cash	—	—	12	—	12

Net change in cash	—	68	(551)	—	(483)

Cash, beginning of period	—	—	829	—	829

Cash, end of period	$—	$68	$278	$—	$346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “ Financial Statements” in Part 1 of this quarterly report on Form 10-Q.

The following discussion and analysis of our historical consolidated / combined financial statements includes the three month period ended June 30, 2005 and the six month period ended June 30, 2005, which are periods prior to SGS International, Inc.’s acquisition of Southern Graphic Systems from Alcoa Inc. As a result, the historical financial information included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for the three month period ended June 30, 2005 and the six month period ended June 30, 2005.

The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements.

Overview

We are a global leader in the digital imaging and communication industry, offering design-to-print graphic services to the international consumer products packaging market. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution, and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

RESULTS OF OPERATIONS

The information presented below for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

	Successor		Predecessor
	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	(unaudited)		(unaudited)
Sales	$74,353	100.0%	$65,892	100.0%
Costs and expenses:
Cost of goods sold	47,542	63.9%	41,276	62.7%
Selling, general, and administrative expenses	11,405	15.3%	8,656	13.1%
Depreciation	2,221	3.0%	1,861	2.8%
Amortization	2,144	2.9%	2,179	3.3%
Related party interest expense	—	0.0%	1,560	2.4%
Interest expense	8,692	11.7%	29	0.1%
Other expense, net	583	0.8%	865	1.3%

Total costs and expenses	72,587	97.6%	56,426	85.7%
Income before income taxes	1,766	2.4%	9,466	14.3%
Provision for taxes on income	978	1.3%	3,710	5.6%

Net income	$788	1.1%	$5,756	8.7%

Sales. Sales for the quarter ended June 30, 2006 increased $8.5 million, or 12.8%, to $74.4 million from $65.9 million for the quarter ended June 30, 2005. This increase is largely due to the acquisition of the L’image Creo business in August 2005 and the acquisition of MCG Graphics in November 2005. These acquisitions added incremental revenue for the quarter ended June 30, 2006 of $0.9 million and $5.1 million, respectively. In addition, the investment in our Winston-Salem operations resulted in additional revenue of approximately $1.9 million for the quarter ended June 30, 2006.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2006 increased $6.2 million, or 15.2%, to $47.5 million from $41.3 million for the quarter ended June 30, 2005. The acquisitions of L’image Creo and MCG Graphics added estimated incremental costs of goods sold for the quarter ended June 30, 2006 of $0.6 million and $4.3 million, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $2.7 million, or 31.8%, to $11.4 million from $8.7 million for the quarter ended June 30, 2005. The acquisitions of L’image Creo and MCG Graphics added estimated incremental selling, general and administrative expenses for the quarter ended June 30, 2006 of $0.1 million and $0.4 million, respectively. Also, our Mozaic Group, Ltd. subsidiary incurred an additional $0.2 million in selling, general and administrative expenses for the quarter ended June 30, 2006 as a result of pursuing additional business opportunities. In addition, we incurred an incremental $0.8 million in one-time expenses for establishing ourselves as a separate, stand-alone company in the quarter ended June 30, 2006. The remaining increase in selling, general and administrative expenses for the quarter ended June 30, 2006 is primarily due to additional personnel costs, management fees, and administrative services related to our operation as a separate stand-alone company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2006 increased $0.4 million, or 8.0%, to $4.4 million from $4.0 million for the quarter ended June 30, 2005. This increase was primarily due to the fair value adjustments and adjustments to the remaining useful lives of intangible assets and property, plant, and equipment through the purchase accounting process.

Interest Expense and Related Party Interest Expense. Total interest expense for the quarter ended June 30, 2006 increased by $7.1 million to $8.7 million from $1.6 million for the quarter ended June 30, 2005. This increase was primarily due to the impact of the financing required for SGS International Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Income before income taxes. Income before tax for the quarter ended June 30, 2006 decreased by $7.7 million to $1.8 million from $9.5 million for the quarter ended June 30, 2005. This decrease was primarily due to the increases in interest expense for the reason previously discussed. The increase in interest expense was partially offset by additional income before tax in the quarter ended June 30, 2006 provided by acquired businesses.

Provision for taxes on income. The effective tax rate for the quarter ended June 30, 2006 was 55.4%, compared to 39.2% for the quarter ended June 30, 2005. The increase in the effective tax rate was primarily due to a valuation allowance recorded on the deferred tax asset for foreign tax credits earned by a U.S. Subsidiary an increase in expenses not fully deductible for income tax purposes for the three months ended June 30, 2006 than for the three months ended June 30, 2005.

Net income. Net income for the quarter ended June 30, 2006 decreased by $5.0 million to $0.8 million from $5.8 million for the quarter ended June 30, 2005. This decrease was primarily due to the reasons previously discussed.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

	Successor		Predecessor
	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	(unaudited)		(unaudited)
Sales	$147,102	100.0%	$131,623	100.0%
Costs and expenses:
Cost of goods sold	97,401	66.2%	86,590	65.8%
Selling, general, and administrative expenses	20,532	14.0%	16,571	12.6%
Depreciation	3,982	2.7%	3,758	2.9%
Amortization	4,275	2.9%	4,352	3.3%
Related party interest expense	—	0.0%	2,978	2.3%
Interest expense	17,362	11.8%	57	0.0%
Other expense, net	606	0.4%	880	0.6%

Total costs and expenses	144,158	98.0%	115,186	87.5%
Income before income taxes	2,944	2.0%	16,437	12.5%
Provision for taxes on income	1,380	0.9%	6,443	4.9%

Net income	$1,564	1.1%	$9,994	7.6%

Sales. Sales for the six months ended June 30, 2006 increased $15.5 million, or 11.8%, to $147.1 million from $131.6 million for the six months ended June 30, 2005. This increase is largely due to the acquisition of the L’image Creo business in August 2005 and the acquisition of MCG Graphics in November 2005. These acquisitions added incremental revenue for the six months ended June 30, 2006 of $1.5 million and $10.0 million, respectively. In addition, the investment in our Winston-Salem operations resulted in additional revenue of approximately $3.6 million for the six months ended June 30, 2006.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2006 increased $10.8 million, or 12.5%, to $97.4 million from $86.6 million for the six months ended June 30, 2005. The acquisitions of L’image Creo and MCG Graphics added estimated incremental costs of goods sold for the six months ended June 30, 2006 of $1.2 million and $8.7 million, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $4.0 million, or 23.9%, to $20.5 million from $16.5 million for the six months ended June 30, 2005. The acquisitions of L’image Creo and MCG Graphics added estimated incremental selling, general and administrative expenses for the six months ended June 30, 2006 of $0.2 million and $0.7 million, respectively. Also, our Mozaic Group, Ltd. subsidiary incurred an additional $0.5 million in selling, general and administrative expenses for the six months ended June 30, 2006 as a result of pursuing additional business opportunities. In addition, we incurred an incremental $1.3 million in one-time expenses for establishing ourselves as a separate, stand-alone company in the quarter ended June 30, 2006. The remaining increase in selling, general and administrative expenses for the quarter ended June 30, 2006 is primarily due to additional personnel costs, management fees, and administrative services related to our operation as a separate stand-alone company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2006 increased $0.2 million, or 1.8%, to $8.3 million from $8.1 million for the six months ended June 30, 2005. This increase was primarily due to the fair value adjustments and adjustments to the remaining useful lives of intangible assets and property, plant, and equipment through the purchase accounting process.

Interest Expense and Related Party Interest Expense. Total interest expense for the six months ended June 30, 2006 increased by $14.3 million to $17.4 million from $3.1 million for the six months ended June 30, 2005. This increase was primarily due to the impact of the financing required for SGS International Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Income before income taxes. Income before tax for the six months ended June 30, 2006 decreased by $13.5 million to $2.9 million from $16.4 million for the six months ended June 30, 2005. This decrease was primarily due to the increases in interest expense for the reason previously discussed. The increase in interest expense was partially offset by additional income before tax in the six months ended June 30, 2006 provided by acquired businesses.

Provision for taxes on income. The effective tax rate for the six months ended June 30, 2006 was 46.9%, compared to 39.2% for the six months ended June 30, 2005. The increase in the effective tax rate was primarily due a valuation allowance recorded on the deferred tax asset for foreign tax credits earned by a U.S. Subsidiary and an increase in expenses not fully deductible for income tax purposes for the six months ended June 30, 2006 than for the six months ended June 30, 2005.

Net income. Net income for the six months ended June 30, 2006 decreased by $8.4 million to $1.6 million from $10.0 million for the six months ended June 30, 2005. This decrease was primarily due to the reasons previously discussed.

Liquidity and Capital Resources

At June 30, 2006, we had $15.5 million in cash and $26.7 million in working capital compared with $3.3 million in cash and $29.8 million in working capital at December 31, 2005. The $12.2 million increase in cash is primarily due to cash provided by operations. The $3.1 million decrease in working capital is primarily due to management’s decision to maintain tighter control of working capital accounts.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2006 as compared to $3.6 million for the six months ended June 30, 2005. The primary reasons for the increase were changes in working capital accounts offset by a decrease in net income. Net income decreased $8.4 million for the six months ended June 30, 2006 compared with the same period in 2005.

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2006 as compared to $5.4 million for the six months ended June 30, 2005. The decrease in cash used for investing activities is due to a decrease in capital expenditures of $2.3 million to $2.7 million in the six months ended June 30, 2006 from $5.0 million in the six months ended June 30, 2006. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2006 as compared to $1.3 million for the six months ended June 30, 2005. The primary reason for this fluctuation was an increase of $0.8 million in net borrowings on the lines of credit in the six months ended June 30, 2006 compared to increase in short-term borrowings of $1.5 million in the six months ended June 30, 2005. The remainder of the decrease in cash provided by financing activities is due to $0.5 million in principal payments made on the senior term notes in the six months ended June 30, 2006.

Contractual Obligations

At June 30, 2006, there were no material changes in our December 31, 2005 contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

There have been no material changes to our critical accounting policies since December 31, 2005.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will become effective for us as of January 1, 2007. FIN 48 clarifies accounting for income taxes to provide improved consistency of criteria used to recognize, derecognize and measure benefits related to income taxes. We are now analyzing the future impacts of FIN 48 and are not certain of the potential impact at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006 there were no material changes in our December 31, 2005 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Registrant in the reports that it would file or submit under the Exchange Act. These disclosure controls and procedures are designed to ensure that information is accumulated and communicated to the Registrant’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting, except for the implementation of a new software package in June 2006 for the general ledger system and financial reporting process.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been a party to routine pending or threatened legal proceedings and arbitrations. Based upon information currently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation to be material to us.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Annual Report on Form 10-K for the period ended December 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to a Consent Solicitation Statement dated April 10, 2006, as supplemented by Supplement No. 1 dated April 21, 2006, the Registrant solicited consents from the holders of its outstanding 12% Senior Subordinated Notes due 2013 (the “Notes”) to certain proposed amendments (the “Proposed Amendments”) to the indenture dated as of December 30, 2005 (the “Indenture”) among the Registrant, the Guarantors (as defined in the Indenture) and Wells Fargo Bank, N.A., as trustee, under which the Notes were issued. Each holder as of 5:00 p.m. (New York City time) on April 10, 2006 who consented (and did not revoke such consent) to the Proposed Amendments before April 24, 2006 is entitled to receive an amount in cash equal to 0.25% of the principal amount of the Notes held by that holder (the “Consent Payment”). Adoption of the Proposed Amendments required the consent of not less than a majority of the outstanding principal amount of the Notes, excluding Notes held by affiliates of the Registrant. Affiliates of the Registrant are not entitled to a Consent Payment.

$174,500,000 principal amount of the outstanding Notes, representing 87.25% of the total outstanding Notes, consented to the Proposed Amendments. The Proposed Amendments became effective pursuant to a Supplemental Indenture dated as of April 25, 2006 among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee. The Proposed Amendments amended Section 4.09(b)(1) of the Indenture to permit the incurrence by certain foreign subsidiaries of the Registrant of up to $20,000,000 of credit facility indebtedness, including the incurrence by the

Registrant’s subsidiary, Southern Graphic Systems-Canada, Co./Systemes Graphiques Southern-Canada, Co., of up to $20,000,000 of term loans under the Credit Agreement among the Registrant, Southern Graphic Systems-Canada, Co./Systemes Graphiques Southern-Canada, Co., the Guarantors (as defined therein), the Lenders (as defined therein), UBS Securities LLC, Lehman Brothers Inc., CIT Lending Services Corporation, UBS Loan Finance LLC, UBS AG, Stamford Branch and National City Bank, without increasing the existing size of the senior credit facility basket under the Indenture.

Item 5. Other Information

On August 9, 2006, the Registrant entered into an amendment to its employment agreement with Luca C. Naccarato, its Executive Vice President, increasing Mr. Naccarato’s annual incentive target for purposes of participation in the Registrant’s new senior management bonus plans, when adopted, from 40% to 50% of base salary.

Effective as of August 11, 2006, the Registrant entered into an oral arrangement with Thomas Hammond, one of its directors, pursuant to which Mr. Hammond will provide consulting services to the Registrant in connection with the evaluation of certain acquisition opportunities. As compensation for his services, Mr. Hammond will be paid a fee of up to $1,500 per day, plus expenses, for an estimated seven days or less.

Item 6. Exhibits

The following Exhibits are filed (by incorporation by reference where applicable) or furnished, as indicated, as part of this report:

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1*	Certificate of Incorporation of SGS International, Inc. filed with the Secretary of State of the State of Delaware on November 8, 2005.

3.2*	By-Laws of SGS International, Inc. adopted on November 8, 2005.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3*	Indenture dated as of December 30, 2005, by and between SGS International, Inc., Southern Graphic Systems, Inc. and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.1)

EXHIBIT NUMBER	DESCRIPTION

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.1)

4.6*	Supplemental Indenture, dated April 25, 2006, by and among SGS International, Inc., Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee

4.7*	Registration Rights Agreement, dated as of December 30, 2005, by and between SGS International, Inc., certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers

10.	MATERIAL CONTRACTS

10.1**	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006

10.2**	Southern Graphics Inc. Stock Incentive Plan

10.3**	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.2)

10.4**	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.2)

10.5**	Amendment, dated as of August 9, 2006, to Employment Agreement between SGS International, Inc. and Henry R. Baughman

10.6**	Amendment, dated as of August 9, 2006, to Employment Agreement between SGS International, Inc. and Luca C. Naccarato

10.7**	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT NUMBER	DESCRIPTION

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [FURNISHED WITH THIS REPORT]

*	Incorporated by reference to the corresponding Exhibit in the Registrant’s Registration Statement on Form S-4 filed on May 5, 2006 (File No. 333-133825)
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ HENRY R. BAUGHMAN
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ JAMES M. DAHMUS
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)