Form 10-Q
period 2006-09-30
SGS International, Inc.
filed 2006-11-13
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2006 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Consolidated / Combined Income Statements

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
REVENUES:
Sales	$71,116	$67,467
Sales to related parties	—	2,395

Total revenues	71,116	69,862

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation and amortization)	46,488	44,762
Selling, general and administrative expenses	10,021	9,154
Depreciation	1,982	1,910
Amortization	2,274	2,706
Related party interest expense	—	1,918
Interest expense	8,869	30
Other (income), net	(34)	(274)

Total costs and expenses	69,600	60,206

INCOME BEFORE INCOME TAXES	1,516	9,656
PROVISION FOR INCOME TAXES	742	3,498

NET INCOME	$774	$6,158

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Income Statements

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
REVENUES:
Sales	$218,218	$197,051
Sales to related parties	—	4,434

Total revenues	218,218	201,485

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation and amortization)	143,889	131,352
Selling, general and administrative expenses	30,553	25,725
Depreciation	5,964	5,668
Amortization	6,549	7,058
Related party interest expense	—	4,896
Interest expense	26,231	87
Other expense, net	572	606

Total costs and expenses	213,758	175,392

INCOME BEFORE INCOME TAXES	4,460	26,093
PROVISION FOR INCOME TAXES	2,122	9,941

NET INCOME	$2,338	$16,152

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets (September 30, 2006 is unaudited)

(in thousands of dollars, except share data)

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$17,672	$3,308
Receivables from customers, less allowances of $1,662 and $1,362 at September 30, 2006 and December 31, 2005, respectively	56,566	54,098
Deferred income taxes	787	—
Prepaid expenses and other current assets	10,705	8,425

Total current assets	85,730	65,831

Properties, plants and equipment, net	49,634	53,496
Goodwill	161,437	158,972
Other intangible assets, net	166,398	168,343
Deferred financing costs, net	10,275	11,185
Other assets	876	379

TOTAL ASSETS	$474,350	$458,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$15,479	$12,501
Accrued compensation	4,754	3,683
Accrued taxes, including taxes on income	1,761	1,080
Accrued interest	8,778	—
Other current liabilities	4,862	13,604
Current portion of long-term obligations	3,623	1,886

Total current liabilities	39,257	32,754

Long-term obligations, net of current portion	319,012	318,537
Deferred income taxes	4,465	—

Total liabilities	362,734	351,291

Minority interest	—	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income	2,363	—
Retained earnings (deficit)	2,253	(85)

Total stockholders’ equity	111,616	106,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,350	$458,206

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005		$—	$107,000	$(85)	$—	$106,915

Comprehensive income:

Net income	$2,338	—	—	2,338	—	2,338
Cumulative translation adjustments, net	2,363	—	—	—	2,363	2,363

Comprehensive income	$4,701

Balance at September 30, 2006		$—	$107,000	$2,253	$2,363	$111,616

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statement of Cash Flows

(unaudited)

(in thousands of dollars)

	Successor	Predecessor
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:	$18,857	$12,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,763)	(5,157)
Proceeds from sales of assets	2,060	—
Business acquisitions, net of cash acquired	(3,482)	(974)

Net cash used in investing activities	(5,185)	(6,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in short-term borrowings	—	4,747
Net borrowings on revolving lines of credit	1,600	—
Cash dividends	—	(10,461)
Payments on long-term debt	(1,095)	(269)

Net cash provided by (used in) financing activities	505	(5,983)

Effect of exchange rate changes on cash	187	(116)

INCREASE IN CASH AND CASH EQUIVALENTS	14,364	81
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	828

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,672	$909

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Successor”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Successor has 36 locations in the United States, Canada, Mexico, the United Kingdom, and the Netherlands.

Acquisition of Southern Graphic Systems

On December 30, 2005, the Successor, a wholly-owned subsidiary of Southern Graphics Inc., which is a majority owned subsidiary of Citigroup Venture Capital Equity Partners, LP (CVC), purchased Southern Graphic Systems (“the Predecessor”) from Alcoa Inc. (Alcoa), for approximately $409.4 million (“the Acquisition”), which was paid via a combination of cash and the proceeds from the issuance of senior subordinated notes and borrowings under a senior credit facility, and is summarized herein. CVC and certain other investors contributed a cash equity investment of $107.0 million. (In subsequent transactions, Lyon Southern, Inc. (of which the Successor’s director, Richard Leong, is Chief Investment Advisor), certain members of management and others made an aggregate equity investment of $17.6 million, the proceeds of which were used to repurchase from CVC the same number of shares of common stock and preferred stock of Southern Graphics Inc. originally acquired by CVC.) The Successor also issued $200.0 million aggregate principal amount of its 12% senior subordinated notes due in 2013, resulting in net proceeds of $194.5 million. In addition, the Successor also obtained a new senior credit facility of $193.7 million, of which $118.7 million was drawn at closing to fund a portion of the Acquisition purchase price. These total proceeds were reduced by certain debt issuance and other transaction costs.

In conjunction with the Acquisition, the purchase price was allocated to reflect the fair value of the assets acquired and liabilities assumed as of December 31, 2005 in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” (SFAS No. 141). The following table summarizes the allocation of the purchase price to the Successor’s assets acquired and liabilities assumed:

Purchase Price	(in millions)
Acquisition Price	$409.0	(1)
Deferred Financing Fees	11.2
Transaction Costs	7.9	(2)

Total Acquisition Price	$428.1

(1)	The acquisition price in the table above consists of the initial purchase price of $409.4 million, plus revisions to the estimated working capital adjustment component of the purchase price of $1.3 million, less debt assumed of $1.7 million.
(2)	The transaction costs in the table above consist of the initial estimate of transaction costs of $7.7 million, plus revisions to the estimated transaction costs of $0.2 million.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Allocation of Acquisition Price	(in millions)
Current Assets	$66.3
Properties, Plants and Equipment	52.6
Goodwill	159.6
Customer Relationships	142.7
Deferred Financing Fees	11.2
Other Intangible Assets	25.6
Other Assets	0.3
Liabilities Assumed	(30.2)

Total Acquisition Price	$428.1

United Kingdom Acquisition

On June 30, 2006, SGS Packaging Europe Holdings Limited purchased The Box Room Limited, a supplier of photographic and digital images for the packaging printing industry in the United Kingdom. The purchase price was allocated to reflect the fair values of the assets acquired and liabilities assumed as of June 30, 2006 in accordance with SFAS No. 141. The purchase price allocation is subject to completion of final fair value allocations. The final allocation of the purchase price is not expected to vary materially. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition is not considered a material acquisition.

Netherlands Acquisition

On August 31, 2006, SGS Packaging Netherlands B.V., a newly formed subsidiary of SGS Packaging Europe Holdings Limited, purchased assets of a supplier of photographic and digital images for the packaging printing industry in the Netherlands. The purchase price was allocated to reflect the fair values of the assets acquired as of August 31, 2006 in accordance with SFAS No. 141. The purchase price allocation is subject to completion of final fair value allocations. The final allocation of the purchase price is not expected to vary materially. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition is not considered a material acquisition.

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

Successor Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2006, December 31, 2005, for the three months ended September 30, 2006, and for the nine months ended September 30, 2006 include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern

Graphic Systems Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics, Ltd., The Box Room Limited, SGS Packaging Netherlands B.V. and Mozaic Group, Ltd. Accordingly, the accompanying consolidated financial statements for the three months ended September 30, 2006 and the nine months ended September 30, 2006 are labeled Successor and the combined financial statements for the three months ended September 30, 2005 and the nine months ended September 30, 2005 are labeled Predecessor.

Predecessor Principles of Combination

The accompanying combined financial statements for the three months ended September 30, 2005 and the nine months ended September 30, 2005 are stated at historical cost basis and include the combined accounts of SGS, Southern Graphic Systems-Canada, Ltd., SGS Mexico and companies more than fifty percent owned by them (Mozaic Group, Ltd. and its subsidiaries). The combined financial statements for these periods have been derived from the books and records of Alcoa. The combined statement of income includes all items of revenue and income generated by the Predecessor, and all items of expense incurred by the Predecessor. These include expenses charged to the Predecessor by Alcoa in the normal course of business. The combined financial statements reflect amounts that have been pushed down from Alcoa in order to depict the combined results of operations and cash flows of the Predecessor on a stand-alone basis. As a result of recording these amounts, the combined financial statements of the Predecessor may not be indicative of the results that would be presented if the Predecessor had operated as an independent stand-alone entity. Management believes the method of allocation is reasonable.

Use of Estimates

The consolidated / combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include the accounting for environmental matters, the testing of goodwill and other intangible assets for impairment and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Cash and cash equivalents

Cash and cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited—continued)

(all amounts in thousands of dollars, unless otherwise stated)

B.	Predecessor Stock-Based Compensation

Prior to the Acquisition, certain employees of the Predecessor received stock options under Alcoa’s stock incentive plans. Stock options under Alcoa’s stock incentive plans have been granted at not less than market prices on the dates of grant. The Predecessor accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method which resulted in no compensation costs for options granted. In addition to stock option awards, beginning in 2004, Alcoa granted stock awards and performance share awards that vest over three years from the date of grant. Compensation expense for stock awards is calculated based on the fair value at the grant date, and compensation expense for performance share awards is based on the fair value on the date the performance criteria are determined. The after-tax expense (at a rate of 35% for 2005) for these awards was $44 and $131 for the three months ended September 30, 2005 and nine months ended September 30, 2005, respectively.

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

	Predecessor	Predecessor
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$6,158	$16,152
Less: additional compensation cost determined under the fair value method, net of tax	233	383

Pro forma net income	$5,925	$15,769

On December 31, 2005, Alcoa accelerated the vesting of stock options granted to employees in 2004 and on January 13, 2005. The accelerated options have weighted average exercise prices of $29.54 and $35.66, respectively. The decision to accelerate the vesting of the 2005 and 2004 options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123 (revised 2004) “Share-Based Payment,” (“SFAS No. 123R”).

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

In anticipation of the adoption of SFAS No. 123R, Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice or Black-Scholes pricing model with the following assumptions:

2005
Average risk free interest rate	2.65-4.2%
Expected dividend yield	1.8%
Expected volatility	27%-35%
Expected life (years)	3.8

C.	Successor Stock-Based Compensation (per share information in whole dollars)

On January 1, 2006, the Successor adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. Also on July 25, 2006, Southern Graphics Inc. granted options to certain employees of SGS International, Inc. and its subsidiaries to acquire an aggregate of 7,300 shares of Southern Graphics Inc. Class A Common Stock.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Exercise Price
July 25, 2006	20% each year, beginning on December 31, 2006 and ending on December 31, 2010	10 years	$161 at grant date; annually declines until exercise price reaches $113 at the fifth anniversary of the grant date

The options granted on July 25, 2006 discussed above are the only options ever granted by Southern Graphics Inc. or SGS International, Inc. No options have been forfeited by the employees of SGS International, Inc. and its subsidiaries.

The Company recorded $0.1 of compensation expense for stock option awards for both the three month and nine month periods ending September 30, 2006.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

D.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2006	December 31, 2005
Goodwill	$161,437	$158,972

Other intangible assets:
Customer relationships, cost	147,638	142,727
Customer relationships, accumulated amortization	(5,527)	(17)

Other intangible assets, cost	25,873	25,638
Other intangible assets, accumulated amortization	(1,586)	(5)

Total other intangible assets, net	$166,398	$168,343

The increase in goodwill of $2,465 in the nine months ended September 30, 2006 is the result of adjustments to the preliminary purchase price allocation of $672 and fluctuations in foreign currency exchange rates of $1,793. The increase in customer relationships (cost) of $4,911 in the nine months ended September 30, 2006 is the result of acquisitions of $3,033 and fluctuations in foreign currency exchange rates of $1,878. The additions to customer relationships of $3,033 are amortized using the straight-line method over a period of twenty years. The increase in other intangible assets (cost) of $235 during the nine months ended September 30, 2006 is primarily the result of fluctuations in foreign currency exchange rates. Amortization of intangible assets is estimated to be approximately $8,784 for 2006 and $8,873 each year from 2007 through 2010.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

E.	Interest Expense

Interest expense consists of the following:

	Successor	Predecessor
	Three Months Ended September 30, 2006	Three Months Ended Sept 30, 2005
Composition of interest expense:
Interest on senior term loan	$2,551	$—
Interest on senior subordinated notes	6,000	—
Amortization of deferred financing costs	92	—
Commitment fees on senior credit facility	201	—
Other	25	30

Interest expense	$8,869	$30

	Successor	Predecessor
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Composition of interest expense:
Interest on senior term loan	$6,554	$—
Interest on senior subordinated notes	18,000	—
Amortization of deferred financing costs	910	—
Commitment fees on senior credit facility	590	—
Other	177	87

Interest expense	$26,231	$87

F.	Related Party Transactions

The Predecessor sold products to various related companies, consisting of other Alcoa subsidiaries, at negotiated prices between the two parties. For the three months ended September 30, 2005 and the nine months ended September 30, 2005, the Predecessor had sales to related parties of $2,395 and $4,434, respectively.

The Predecessor had borrowings with other Alcoa subsidiaries. For the three months ended September 30, 2005 and the nine months ended September 30, 2005, interest expense on these related party borrowings was $1,918 and $4,896, respectively.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

G.	Change in Accounting Estimate

For the three months ended September 30, 2006, $2,079 of the Company’s income before income taxes is due to a change in accounting estimate concerning the Company’s self-insurance accrual. The Company revised the estimate for the self-insurance accrual based on additional information concerning the payment of self-insurance claims and the period these claims were incurred. This change in accounting estimate has no impact on the consolidated statement of income for the nine month period ended September 30, 2006 or the consolidated balance sheet as of September 30, 2006 as the self-insurance accrual entirely relates to 2006 operations.

H.	Contingencies

From time to time, we have been a party to routine pending or threatened legal proceedings and arbitrations. Based upon information currently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation to be material to us.

I.	Income Taxes

The effective tax rates for the three months ended September 30, 2006 and the nine months ended September 30, 2006 were 48.9% and 47.6%, respectively. The effective tax rates for the three months ended September 30, 2005 and the nine months ended September 30, 2005 were 36.2% and 38.1%, respectively. The increases in the effective tax rates for 2006 compared to 2005 were primarily due to a valuation allowance recorded on the deferred tax asset for foreign tax credits earned by a U.S. subsidiary during both the three months ended September 30, 2006 and the nine months ended September 30, 2006 and an increase in expenses not fully deductible for income tax purposes for the three months ended September 30, 2006 and the nine months ended September 30, 2006 compared to the three months ended September 30, 2005 and the nine months ended September 30, 2005.

Undistributed earnings of non-U.S. subsidiaries aggregated $2,098 on September 30, 2006, which, under existing law, will not be subject to U.S. tax until distributed as dividends. Through September 30, 2006, one non-U.S. subsidiary has incurred $2,250 of interest charges payable to one U.S. subsidiary. These interest charges have resulted in a deferred tax liability for the non-U.S. subsidiary of $225 and a deferred tax asset for the U.S. subsidiary. The deferred tax asset has been fully reserved at September 30, 2006 with a valuation allowance. Since the earnings from operations have been, or currently are intended to be, indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, the taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

J.	Supplemental Guarantor Information

The Successor’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Successor, the guarantees are full and unconditional, and the guarantees are joint and several.

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

Supplemental Condensed Consolidating Balance Sheet

September 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,234	$4,756	$4,682	$—	$17,672
Receivables from customers, less allowances	—	38,405	18,161	—	56,566
Related party receivables	277,059	33,002	42,242	(352,303)	—
Deferred income taxes	—	550	237	—	787
Prepaid expenses and other current assets	—	7,879	2,826	—	10,705

Total current assets	285,293	84,592	68,148	(352,303)	85,730
Investment in subsidiaries	106,342	23,001	14,800	(144,143)	—
Properties, plants and equipment, net	471	39,722	9,441	—	49,634
Goodwill	7,205	114,097	40,135	—	161,437
Other intangible assets, net	—	130,524	35,874	—	166,398
Deferred financing costs, net	10,275	—	—	—	10,275
Deferred income taxes	1,350	—	—	(1,350)	—
Other assets	—	300	576	—	876

Total assets	$410,936	$392,236	$168,974	$(497,796)	$474,350

Liabilities
Current liabilities
Accounts payable, trade	$201	$9,063	$6,215	$—	$15,479
Related party payables	55	298,472	53,776	(352,303)	—
Accrued compensation	—	3,213	1,541	—	4,754
Accrued taxes, including taxes on income	37	377	1,347	—	1,761
Accrued interest	4	8,479	295	—	8,778
Other current liabilities	126	3,240	1,496	—	4,862
Current portion of long-term obligations	997	—	2,626	—	3,623

Total current liabilities	1,420	322,844	67,296	(352,303)	39,257
Noncurrent liabilities
Long-term obligations, net of current portion	297,900	—	21,112	—	319,012
Noncurrent liabilities	—	—	—	—	—
Deferred income taxes	—	3,004	2,811	(1,350)	4,465

Total noncurrent liabilities	297,900	3,004	23,923	(1,350)	323,477

Total liabilities	299,320	325,848	91,219	(353,653)	362,734

Minority interest	—	—	—	—	—
Contingencies and commitments

Stockholders’ equity	111,616	66,388	77,755	(144,143)	111,616

Total liabilities and stockholders’ equity	$410,936	$392,236	$168,974	$(497,796)	$474,350

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

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Successor Consolidating Statement of Income

For the Three Months Ended September 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$51,284	$19,832	$—	$71,116
Sales to related parties	—	824	1,081	(1,905)	—

Total revenues	—	52,108	20,913	(1,905)	71,116

Costs and expenses
Cost of goods sold	—	31,323	17,070	(1,905)	46,488
Selling, general and administrative expenses	642	7,613	1,766	—	10,021
Provision for depreciation	—	1,406	576	—	1,982
Provision for amortization	—	1,795	479	—	2,274
Related party interest expense	—	—	—	—	—
Interest expense, net	293	7,921	1,483	(828)	8,869
Other (income) expense, net	100	(80)	(882)	828	(34)

Total costs and expenses	1,035	49,978	20,492	(1,905)	69,600

Equity in net income of subsidiaries	1,413	—	—	(1,413)	—

Income (loss) before income taxes	378	2,130	421	(1,413)	1,516
(Benefit) provision for taxes on income (loss)	(396)	935	203	—	742

Net income (loss)	$774	$1,195	$218	$(1,413)	$774

Supplemental Condensed Successor Consolidating Statement of Income
For the Nine Months Ended September 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$161,675	$56,543	$—	$218,218
Sales to related parties	—	2,706	2,443	(5,149)	—

Total revenues	—	164,381	58,986	(5,149)	218,218

Costs and expenses
Cost of goods sold	—	102,520	46,518	(5,149)	143,889
Selling, general and administrative expenses	1,342	23,640	5,571	—	30,553
Provision for depreciation	—	4,241	1,723	—	5,964
Provision for amortization	—	5,163	1,386	—	6,549
Related party interest expense	—	—	—	—	—
Interest expense, net	1,422	23,087	4,174	(2,452)	26,231
Other (income) expense, net	677	(247)	(2,310)	2,452	572

Total costs and expenses	3,441	158,404	57,062	(5,149)	213,758

Equity in net income of subsidiaries	4,502			(4,502)	—

Income before income taxes	1,061	5,977	1,924	(4,502)	4,460
(Benefit) provision for taxes on income (loss)	(1,277)	2,573	826	—	2,122

Net income	$2,338	$3,404	$1,098	$(4,502)	$2,338

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Predecessor Condensed Combining Statement of Income

For the Three Months Ended September 30, 2005

	Parent / Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$55,266	$12,201	$—	$67,467
Sales to related parties	—	2,051	958	(614)	2,395

Total revenues	—	57,317	13,159	(614)	69,862

Costs and expenses
Cost of goods sold	—	36,279	9,097	(614)	44,762
Selling, general and administrative expenses	—	7,661	1,493	—	9,154
Provision for depreciation	—	1,449	461	—	1,910
Provision for amortization	—	2,411	295	—	2,706
Related party interest expense	—	1,832	86	—	1,918
Interest expense	—	3	27	—	30
Other (income) expense, net	—	(82)	(192)	—	(274)

Total costs and expenses	—	49,553	11,267	(614)	60,206

Income before income taxes	—	7,764	1,892	—	9,656
Provision for taxes on income	—	2,847	651	—	3,498

Net income	$—	$4,917	$1,241	$—	$6,158

Supplemental Predecessor Condensed Combining Statement of Income For the Nine Months Ended September 30, 2005

	Parent / Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$159,579	$37,472	$—	$197,051
Sales to related parties	—	6,973	1,806	(4,345)	4,434

Total revenues	—	166,552	39,278	(4,345)	201,485

Costs and expenses
Cost of goods sold	—	108,462	27,235	(4,345)	131,352
Selling, general and administrative expenses	—	21,940	3,785	—	25,725
Provision for depreciation	—	4,284	1,384	—	5,668
Provision for amortization	—	6,127	931	—	7,058
Related party interest expense	—	4,896	—	—	4,896
Interest expense	—	7	80	—	87
Other (income) expense, net	—	897	(291)	—	606

Total costs and expenses	—	146,613	33,124	(4,345)	175,392

Income before income taxes	—	19,939	6,154	—	26,093
Provision for taxes on income	—	7,657	2,284	—	9,941

Net income	$—	$12,282	$3,870	$—	$16,152

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$7,419	$4,115	$7,323	$—	$18,857

Investing activities:
Acquisition of property, plant and equipment	(471)	(2,270)	(1,022)	—	(3,763)
Proceeds from sales of PP&E	—	2,060	—	—	2,060
Business acquisition, net of cash acquired	—	—	(3,482)	—	(3,482)

Cash used in investing activities	(471)	(210)	(4,504)	—	(5,185)

Financing activities:
Net borrowings on lines of credit	—	—	1,600	—	1,600
Payments on long-term debt, net	(719)	—	(376)	—	(1,095)

Cash provided by (used in) financing activities	(719)	—	1,224	—	505

Effect of exchange rate changes on cash	—	—	187	—	187

Net change in cash and cash equivalents	6,229	3,905	4,230	—	14,364

Cash and cash equivalents, beginning of period	2,005	851	452	—	3,308

Cash and cash equivalents, end of period	$8,234	$4,756	$4,682	$—	$17,672

Supplemental Predecessor Condensed Combining Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$844	$11,467	$—	$12,311

Investing activities:
Acquisition of property, plant and equipment	—	(4,698)	(459)	—	(5,157)
Business acquisition, net of cash acquired	—	(352)	(622)	—	(974)

Cash used in investing activities	—	(5,050)	(1,081)	—	(6,131)

Financing activities:
Net changes in short-term borrowings	—	4,733	14	—	4,747
Cash dividends	—	—	(10,461)	—	(10,461)
Payments on long-term debt	—	—	(269)	—	(269)

Cash provided by (used in) financing activities	—	4,733	(10,716)	—	(5,983)

Effect of exchange rate changes on cash	—	—	(116)	—	(116)

Net change in cash	—	527	(446)	—	81

Cash and cash equivalents, beginning of period	—	—	828	—	828

Cash and cash equivalents, end of period	$—	$527	$382	$—	$909

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “ Financial Statements” in Part 1 of this quarterly report on Form 10-Q.

The following discussion and analysis of our historical consolidated / combined financial statements includes the three month period ended September 30, 2005 and the nine month period ended September 30, 2005, which are periods prior to SGS International, Inc.’s acquisition of Southern Graphic Systems from Alcoa Inc. As a result, the historical financial information included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for the three month period ended September 30, 2005 and the nine month period ended September 30, 2005.

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

RESULTS OF OPERATIONS

The information presented below for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

	Successor		Predecessor
	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	(unaudited)		(unaudited)
Sales	$71,116	100.0%	$69,862	100.0%
Costs and expenses:
Cost of goods sold	46,488	65.4%	44,762	64.1%
Selling, general, and administrative expenses	10,021	14.1%	9,154	13.1%
Depreciation	1,982	2.8%	1,910	2.7%
Amortization	2,274	3.2%	2,706	3.9%
Related party interest expense	—	0.0%	1,918	2.7%
Interest expense	8,869	12.5%	30	0.0%
Other (income) expense, net	(34)	-0.1%	(274)	-0.4%

Total costs and expenses	69,600	97.9%	60,206	86.1%

Income before income taxes	1,516	2.1%	9,656	13.9%
Provision for taxes on income	742	1.0%	3,498	5.0%

Net income	$774	1.1%	$6,158	8.9%

Sales. Sales for the quarter ended September 30, 2006 increased $1.3 million, or 1.8%, to $71.1 million from $69.9 million for the quarter ended September 30, 2005. This increase is largely due to the acquisition of MCG Graphics in November 2005. This acquisition added incremental revenue for the quarter ended September 30, 2006 of $5.4 million. This increase in sales due to the acquisition of MCG Graphics was partially offset by lower sales from existing facilities for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. These lower sales from existing facilities are primarily due to the delayed timing of orders from several customers and an overall slow down in the market.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2006 increased $1.7 million, or 3.8%, to $46.5 million from $44.8 million for the quarter ended September 30, 2005. The acquisition of MCG Graphics added estimated incremental costs of goods sold for the quarter ended September 30, 2006 of $4.8 million. This increase in cost of sales due to the MCG Graphics acquisition was partially offset by lower cost of sales from existing facilities for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005. These lower costs of sales from existing facilities are primarily due to the delayed timing of orders from several customers and an overall slow down in the market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2006 increased $0.9 million, or 9.5%, to $10.0 million from $9.2 million for the quarter ended September 30, 2005. The acquisition of MCG Graphics added estimated incremental selling, general and administrative expenses for the quarter ended September 30, 2006 of $0.4 million. We also incurred incremental charges of one-time expenses for establishing ourselves as a separate, stand-alone company of $0.5 million in the quarter ended September 30, 2006. In addition, selling, general and administrative expenses increased for the quarter ended September 30, 2006 due to additional personnel costs, management fees, and administrative services related to our operation as a separate stand-alone company. These increases were partially offset by an overall reduction in selling, general and administrative expenses at existing facilities due to tighter controls over these expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended September 30, 2006 decreased $0.4 million, or 7.8%, to $4.3 million from $4.6 million for the quarter ended September 30, 2005. This decrease was primarily due to the accelerated amortization of $0.4 million in software costs in the quarter ended September 30, 2005. The amortization of these software costs was accelerated as the related software was being replaced.

Interest Expense and Related Party Interest Expense. Total interest expense for the quarter ended September 30, 2006 increased by $7.0 million to $8.9 million from $1.9 million for the quarter ended September 30, 2005. This increase was primarily due to the impact of the financing required for SGS International Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Income before income taxes. Income before tax for the quarter ended September 30, 2006 decreased by $8.2 million to $1.5 million from $9.7 million for the quarter ended September 30, 2005. This decrease was primarily due to the increases in interest expense for the reason previously discussed.

Provision for taxes on income. The effective tax rate for the quarter ended September 30, 2006 was 48.9%, compared to 36.2% for the quarter ended September 30, 2005. The increase in the effective tax rate was primarily due to a valuation allowance recorded on the deferred tax asset for foreign tax credits earned by a U.S. subsidiary and an increase in expenses not fully deductible for income tax purposes for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

Net income. Net income for the quarter ended September 30, 2006 decreased by $5.4 million to $0.8 million from $6.2 million for the quarter ended September 30, 2005. This decrease was primarily due to the reasons previously discussed.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

	Successor		Predecessor
	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	(unaudited)		(unaudited)
Sales	$218,218	100.0%	$201,485	100.0%
Costs and expenses:
Cost of goods sold	143,889	65.9%	131,352	65.2%
Selling, general, and administrative expenses	30,553	14.0%	25,725	12.8%
Depreciation	5,964	2.7%	5,668	2.8%
Amortization	6,549	3.0%	7,058	3.5%
Related party interest expense	—	0.0%	4,896	2.4%
Interest expense	26,231	12.0%	87	0.0%
Other expense, net	572	0.3%	606	0.3%

Total costs and expenses	213,758	97.9%	175,392	87.0%

Income before income taxes	4,460	2.1%	26,093	13.0%
Provision for taxes on income	2,122	1.0%	9,941	4.9%

Net income	$2,338	1.1%	$16,152	8.1%

Sales. Sales for the nine months ended September 30, 2006 increased $16.7 million, or 8.3%, to $218.2 million from $201.5 million for the nine months ended September 30, 2005. This increase is largely due to the acquisition of MCG Graphics in November 2005. This acquisition added incremental revenue for the nine months ended September 30, 2006 of $15.3 million.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2006 increased $12.5 million, or 9.6%, to $143.9 million from $131.4 million for the nine months ended September 30, 2005. The acquisition of MCG Graphics added estimated incremental costs of goods sold for the nine months ended September 30, 2006 of $13.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $4.8 million, or 18.8%, to $30.6 million from $25.7 million for the nine months ended September 30, 2005. The acquisition of MCG Graphics added estimated incremental selling, general and administrative expenses for the nine months ended September 30, 2006 of $1.1 million. In addition, we incurred an incremental $1.8 million in one-time expenses for establishing ourselves as a separate, stand-alone company for the nine months ended September 30, 2006. The remaining increase in selling, general and administrative expenses for the nine months ended September 30, 2006 is primarily due to additional personnel costs, management fees, and administrative services related to our operation as a separate stand-alone company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2006 decreased $0.2 million, or 1.7%, to $12.5 million from $12.7 million for the nine months ended September 30, 2005. This decrease was primarily due to the accelerated amortization of $0.4 million in software costs in the nine months ended September 30, 2005. The amortization of these software costs was accelerated as the related software was being replaced. This decrease was partially offset by an increase in depreciation and amortization expenses on existing assets due to fair value adjustments and adjustments to the remaining useful lives of intangible assets and property, plant, and equipment through the purchase accounting process.

Interest Expense and Related Party Interest Expense. Total interest expense for the nine months ended September 30, 2006 increased by $21.2 million to $26.2 million from $5.0 million for the nine months ended September 30, 2005. This increase was primarily due to the impact of the financing required for SGS International Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Income before income taxes. Income before tax for the nine months ended September 30, 2006 decreased by $21.6 million to $4.5 million from $26.1 million for the nine months ended September 30, 2005. This decrease was primarily due to the increases in interest expense for the reason previously discussed.

Provision for taxes on income. The effective tax rate for the nine months ended September 30, 2006 was 47.6%, compared to 38.1% for the nine months ended September 30, 2005. The increase in the effective tax rate was primarily due to a valuation allowance recorded on the deferred tax asset for foreign tax credits earned by a U.S. subsidiary and an increase in expenses not fully deductible for income tax purposes for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Net income. Net income for the nine months ended September 30, 2006 decreased by $13.8 million to $2.4 million from $16.2 million for the nine months ended September 30, 2005. This decrease was primarily due to the reasons previously discussed.

Liquidity and Capital Resources

At September 30, 2006, we had $17.7 million in cash and $28.8 million in working capital compared with $3.3 million in cash and $29.8 million in working capital at December 31, 2005. The $14.4 million increase in cash is primarily due to cash provided by operations. The $1.0 million decrease in working capital is primarily due to management’s decision to maintain tighter control of working capital accounts.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net cash provided by operating activities was $18.9 million for the nine months ended September 30, 2006 as compared to $12.3 million for the nine months ended September 30, 2005. The primary reasons for the increase were changes in working capital accounts offset by a decrease in net income. Net income decreased $13.8 million for the nine months ended September 30, 2006 compared with the same period in 2005.

Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2006 as compared to $6.1 million for the nine months ended September 30, 2005. The decrease in cash used for investing activities is due to a decrease in capital expenditures of $1.4 million to $3.8 million in the nine months ended September 30, 2006 from $5.2 million in the nine months ended September 30, 2005. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2006 as compared to $6.0 million of cash used in financing activities for the nine months ended September 30, 2005. The primary reasons for this fluctuation was a cash dividend of $10.5 million paid in the nine months ended September 30, 2005, partially offset by an increase in short-term borrowings of $4.7 million in the nine months ended September 30, 2005. The remainder of the fluctuation in cash provided by financing activities was due to $1.6 million in net borrowings on a line of credit for Mozaic Group, Ltd. in the nine months ended September 30, 2006, partially offset by $1.0 million in principal payments made on long-term debt in the nine months ended September 30, 2006.

Contractual Obligations

At September 30, 2006, there were no material changes in our December 31, 2005 contractual obligations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 will become effective for us as of January 1, 2008. We are now analyzing the future impacts of SFAS No. 157 and are not certain of the potential impact at this time.

On January 1, 2006, we adopted SFAS 123 (revised 2004), “Share Based Payment.” SFAS 123 requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006 there were no material changes in our December 31, 2005 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Registrant in the reports that it would file or submit under the Exchange Act. These disclosure controls and procedures are designed to ensure that information is accumulated and communicated to the Registrant’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been a party to routine pending or threatened legal proceedings and arbitrations. Based upon information currently available, and in light of legal and other defenses available to us, management does not consider the liability from any threatened or pending litigation to be material to us.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Annual Report on Form 10-K for the period ended December 30, 2005 (which was not, and was not required to be, filed with the Securities and Exchange Commission) or in the Registrant’s Registration Statement on Form S-4 filed with the Commission on May 5, 2006 (File No. 333-133825).

Item 6. Exhibits

The following Exhibits are filed (by incorporation by reference where applicable) or furnished, as indicated, as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1*	Certificate of Incorporation of SGS International, Inc. filed with the Secretary of State of the State of Delaware on November 8, 2005.

3.2*	By-Laws of SGS International, Inc. adopted on November 8, 2005.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3*	Indenture dated as of December 30, 2005, by and between SGS International, Inc., Southern Graphic Systems, Inc. and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6*	Supplemental Indenture, dated April 25, 2006, by and among SGS International, Inc., Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee

4.7*	Registration Rights Agreement, dated as of December 30, 2005, by and between SGS International, Inc., certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers

10.	MATERIAL CONTRACTS

10.1**	SGS International, Inc. Management Incentive Plan – 2006

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [FURNISHED WITH THIS REPORT]

*	Incorporated by reference to the corresponding Exhibit in the Registrant’s Registration Statement on Form S-4 filed on May 5, 2006 (File No. 333-133825)
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: November 13, 2006	By:	/s/ HENRY R. BAUGHMAN
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ James M. Dahmus
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)