Form 10-K
period 2006-12-31
SGS International, Inc.
filed 2007-04-13
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

As of March 27, 2007 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

-i-

(continued)

Page
EXHIBIT 24.1 POWERS OF ATTORNEY

EXHIBIT 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

-ii-

PART I

This Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, changes in government regulation and our ability to introduce new products. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

SGS International, Inc. (the “Registrant”) is restating its unaudited interim financial information for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006. In addition, the Registrant is restating its balance sheet as of December 31, 2005. These restatements relate to errors primarily relating to unbilled accounts receivable, work-in-process inventory, depreciation and amortization. The restated information is presented in Notes P and Q to the financial statements. This report on Form 10-K restates all of the pertinent financial data for the affected periods, and we do not intend to amend our previously filed quarterly reports on Form 10-Q for prior periods.

Item 1.	Business

OVERVIEW

SGS International, Inc. (the “Registrant’) was incorporated in 2005 under the laws of the State of Delaware. In this report, “we” and the “Company” mean the Registrant and its consolidated subsidiaries unless otherwise indicated.

We are a global leader in the digital imaging and communication industry and offer design-to-print graphic services to the international consumer products packaging market. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, LP in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single- facility gravure operation in Louisville, Kentucky. SGS and its affiliates were acquired by Reynolds Metals Company in 1957. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. SGS’s ownership changed in 2000 when its parent, Reynolds Metals Company, was acquired by Alcoa Inc. In 2004, SGS acquired a 51% interest in Mozaic, a provider of upstream creative services. In November, 2005, SGS acquired MCG Graphics Limited (“MCG”), a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from Alcoa Inc. on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a new senior secured credit facility. In 2006, the Company further expanded its global presence with acquisitions in the UK and the Netherlands and strengthened its Canadian business with the acquisition of a Quebec pre-press company. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong.

INDUSTRY OVERVIEW

End markets served

We operate in the graphic services industry, which is estimated to be a $30.0 billion global industry. Within this industry, we compete principally in the value-added packaging market, providing services to consumer products companies and to the converters and printers who serve them. We estimate that the North American market for graphic services for consumer packaging products is approximately $2.0 billion and the global market for these services is approximately $6.0 billion. We focus on a variety of end markets, with food and beverage together accounting for just under half of our 2006 revenues. Other key end markets include tobacco, personal care, household products, pet food and pharmaceutical. We estimate that the remainder of the global market in the graphic services industry is comprised of the $9.6 billion advertising and promotion market, where we participate on a limited basis, and the $14.4 billion “other” market which includes catalogs, newspapers and magazines, where we do not participate.

Market characteristics and key trends

The packaging graphic services industry is highly fragmented with hundreds of participants, only a small number of whom are large competitors that have annual revenue exceeding $20.0 million. We believe that there are only two other companies in the domestic market of our industry with revenue in excess of $100.0 million, and we further believe that such companies are the only companies, other than us, that have the capability to service their clients on a national and global basis. Key trends within the market include:

Outsourcing. For many consumer products companies, prepress graphics and related services do not constitute a core competency and they have increasingly been outsourcing this function as graphics services providers can provide “design-to-print” services on a more cost-efficient basis. This trend of outsourcing, while advanced, continues to play a significant role in shaping the industry and has created further opportunities for graphic service providers to expand their offerings and customer base. Further, by offering design and other creative services to our customers, we become involved in our customer’s operations at an earlier stage of the graphics process which provides a greater opportunity for downstream sales.

Supplier consolidation. There has been a significant shift by consumer products companies to decrease the number of suppliers used while still embracing the model of outsourcing graphics services needs. Historically, consumer products companies would use separate specialists for each step in the graphic services value chain when bringing products to market. As demands, including cost minimization, ‘speed-to-market’ and product consistency, from consumer products companies have become increasingly important, the leading graphic services providers have responded by broadening their product and service offerings. Industry leaders such as us, that have both the scale and capabilities to provide additional services along the value chain, have been the primary beneficiaries of this trend. We have gained market share recently with important customers by offering full service capabilities. We believe that our complementary digital asset management and consulting services enhance the value proposition to our customers, which further integrates us into their graphics packaging operations. We believe that the number of participants in the graphics services business presents significant consolidation opportunities. Competitive forces, such as accelerating technological requirements for advanced systems, equipment and highly-skilled personnel, as well as the growing customer demand for full-service capabilities, continue to create attractive acquisition opportunities for the larger players.

Globalization. We believe that over the last 2 to 3 years several multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cambria and London, England, and significantly expanding our ability to serve our multinational customers. We also established a prepress facility in Nottingham, England in 2005. During 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. We also have relationships with certain regional graphic services providers in Europe, Hong Kong, India, and The Philippines. These acquisitions and relationships significantly enhance our ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See “Item 1A. Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

Technology. We deploy technology to take time and cost out of our customers’ processes. New technologies have increased the array of value-added services that graphic services companies are able to offer their customers. By providing technology solutions, such as automated workflow and digital asset management, we have been able to both increase ancillary revenue and strengthen our customer relationships. We also deploy state-of-the art laser imaging and workflow technologies at our gravure locations. We believe that by integrating new technology with our customers and standardizing and automating the process related to their prepress services, we are able to reduce costs and lower the time that it takes them to deliver their products to the marketplace.

OUR PRODUCT AND SERVICE OFFERINGS

General overview

The packaging graphic services we provide include the preparatory steps that precede the actual printing of an image onto packaging material. We are one of the very few participants in the industry capable of providing the full range of services from “design-to-print.”

Creative services and brand development

The process begins with “creative services,” where we work with the customer to develop brand strategy, conceptualize the marketing campaign and ensure an accurate and consistent brand image and design packaging that takes advantage of technological improvements in the printing process. Product packaging and graphics play a key role in a consumer products company’s marketing efforts and the on-shelf appeal of its products. Our creative services at this creation and design phase of the process enable our consumer products customers to realize the full potential of synergies between high quality graphics and a brand’s core value. The creative services we provide include brand identity, concept, naming and logo development, package design, interactive development, photography, illustration and copywriting.

Prepress graphics and image carrier services

Our “prepress” services then convert the creative idea and design into an image suitable for volume printing, a key step in speeding brands to market. The steps taken in this phase of the process include (i) graphics activities such as production art, composition and typesetting, creative retouching, image assembly, file creation, color separation and digital/film output, and (ii) image carrier preparation. Our prepress process is key to ensuring that our consumer products customers’ brands and graphics are reproduced accurately and with uniform color using different package printing processes and substrates, in a timely and cost-effective manner. While color separation and other prepress services were in the past performed by hand (i.e., the “conventional” method), our employees today use MacIntosh computers and software programs such as Barco, ArtPro and Collage to provide digital imaging services. It has become typical for customers to forward designs to us in digital format for image, manipulation, layout and assembly. We work closely with the customer during this process and we offer a wide spectrum of proofing services, including soft proofing, online proofing and digital proofing, to facilitate customer involvement and approval. We provide extensive graphics prepress services for the flexographic, gravure and lithographic industries.

At the final step of the prepress process, an “image carrier” is produced that transfers ink in the form of the image to the packaging substrate in the printing process. As with prepress graphics, image carrier technology has transitioned from an analog to a digital process. Laser technology in both flexography and gravure has improved resolution and quality while reducing the cost to produce image carriers. We offer a wide variety of image carriers for the flexographic, gravure and lithographic printing processes.

All the major printing processes have similar steps in the prepress stage, except for image carrier preparation, and are distinguished by the method of image transfer and the kind of image carrier utilized in the process. We have particular expertise in image carriers and believe we are the clear leader in this important segment of the value chain.

Other products and services

In addition to the packaging graphics and image carrier production services we provide, our offerings in support of other stages of the value chain are crucial elements of the overall proposition to the customer and necessary to generate the graphics and image carrier business.

The RPM (Rapid Project Management) Enterprise Solutions we offer is a secure Web-based suite of enterprise tools that can help automate production art services, manage digital graphic assets, review graphics online and track the entire production process, all via a standard Web browser. We design and implement systems to manage workflow, and enable clients to host, organize, search and retrieve brand assets. In addition, we provide process audits and prepress, color management, printing and IT consulting services.

We also have significant competencies in interactive media and offer short run reproduction service to our clients through our digital printing studio.

PRINTING MARKETS SERVED

Flexography

Flexography uses an imager carrier (plate) made of rubber, plastic or any other flexible material. We produce photopolymer plates. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We became a supplier to the flexography market in 1995, with the acquisition of Wilson Engraving Company, a well-established flexography business headquartered in Dallas, Texas. With approximately 36%, 35% and 34% of our revenues attributable to flexographic plates and graphics for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively, we are a leading flexographic plate producer in North America with 16 state-of-the art flexographic imaging facilities (14 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

We estimate the North American flexography market at approximately $800 million. We believe this market is growing at approximately 4% to 6% annually, a higher rate of growth than we estimate for the gravure and lithography markets. Flexographic printers continue to add flexographic printing capacity to handle the growth. Flexographic plates can be manufactured faster and more inexpensively than gravure cylinders, and allow for faster problem resolution and change-outs in the printing process. The quality and speed of flexographic printing has continued to improve over the years, allowing it to become a cost-effective alternative to the gravure process in many situations.

Gravure

In gravure printing, the image carriers are generally copper coated cylinders that are protected from wear by the application of a thin electroplate of chromium. Gravure is generally suitable for long runs of high quality printing, such as point-of-sale advertisements and cartons for cosmetic, pharmaceutical and tobacco packaging. We have a leading share of the North American gravure market and approximately 35%, 35% and 38% of our revenues for fiscal year 2006, fiscal year 2005, and fiscal year 2004, respectively, involved gravure graphics and image carriers. We began operations in 1946 as a single facility gravure operation and today are the leading packaging gravure producer in North America with 10 state-of-the-art gravure engraving facilities. Virtually all of our locations can provide prepress for the gravure process.

We believe the growth rate in the gravure packaging market is flat to 2% annually. While the flexography process has lowered gravure’s share of the printing market, gravure is, and we believe will continue to be, a viable market. The gravure process can be used for any type of packaging where flexography can be used, but flexography is not always an alternative to gravure. Gravure’s characteristics make it the preferred process in certain applications, such as tobacco packaging (where we estimate approximately 90% of the cartons manufactured in North America use gravure printing), fluorescent and metallic substrates, package converting involving the attachment of another layer to the substrate (such as labels), and generally where a long run involving high quality printing is necessary or desirable. The trend in the gravure printing industry is away from wide-web and toward narrower-web printing, helping to reduce the flexographic process’s cost advantage over gravure.

Lithography

Lithographic image carriers range from paper (a lower quality end-product) to aluminum (the best quality possible). Lithography is typically used for point-of-sale advertisements and labels. Our sales of lithographic prepress graphics and plates represented approximately 24%, 25% and 26% of our revenues for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. We have three lithographic plate facilities offering high quality digital plates. Virtually all of our locations can provide prepress graphics for the lithography process.

The North American lithography market is the largest of the three markets we serve. Most of our lithography sales are attributable to prepress graphics rather than image carriers. Lithographic plates typically are produced by the printer as they are low cost and relatively easy to manufacture. The limited number of lithographic plates we produce are for very few of our customers. The lithography process has more limited applications than flexography and gravure and is not as suited to long runs. However, lithography is generally preferred to gravure for printing on rough substrate surfaces.

COMPETITION

The packaging graphic services industry for consumer products is highly fragmented with hundreds of participants, only a small number of which have annual revenue exceeding $20.0 million. We believe that only two other companies in our industry, Schawk Inc. and Matthews International Corp., have revenues in excess of $100.0 million. We further believe that they are the only companies other than us that have the capability to service their clients on a national and global basis.

Most other competitors are regional or local firms. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the customers’ increasing demand for speed-to-market. There are hundreds of regional and local firms, only a small number of which have annual revenue exceeding $20.0 million or more than one plant. We believe that most of these firms are family-owned and lack the scale and service breadth to effectively serve the premier consumer products companies’ demands for consistent brand graphics, faster turnaround times, improved speed-to-market and customized services on a national and global basis.

Some converters with graphics service capabilities compete with us by performing such services in connection with printing work. However, these firms must still match our technical capabilities, image quality control and speed of delivery. Converters often use our services because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and many have avoided spending on graphics technology.

We compete on the basis of offering our clients creative design capabilities, production art expertise, high quality customized imaging capabilities, rapid turnaround, cost of image carriers and delivery times, up-to-date knowledge of the printing press specifications of converters and printers, color expertise, digital asset management and workflow management. We have grown from a one-facility gravure cylinder engraver to an integrated strategic partner for our customers with a broad array of services.

INDUSTRY TRENDS

Our revenues are primarily driven by demand for graphics services from consumer products companies and the printers and converters that service them. In addition to growth in packaging volume, demand for our services is generated by new product launches, brand portfolio changes that result from either consolidations or divestitures, design refreshing, promotional or seasonal events (e.g., events such as the Kentucky Derby, Super Bowl, World Series and Olympics), changes in labeling requirements (e.g., government-required tobacco warnings and consumer-driven preferences for “heart healthy,” “low in carbohydrates,” and “low in saturated fat” products), changes in packaging products and changes in consumer tastes. Other demand drivers include customer consolidation, changes in brand ownership, changes in packaging printers, and changes in packaging structures, substrates and formats.

In recent years, there has been steady growth of private label or store brands within the United States, following similar trends in Europe, which has a very strong private label market. There is a trend in the industry for retailers to aggressively grow their own “store brand” within their own retail environment to solidify customer loyalty, as well as offer more competitive pricing. Selling under their private label offers them an opportunity to do both. Retailers also enjoy a meaningful profitability advantage when their private label products are sold to customers. We have undertaken a comprehensive initiative to systematically target private label business opportunities and are benefiting from these efforts. We currently support the private label initiatives of several companies. Our recent acquisition of CMJ bolsters our expertise and capabilities with respect to store brands.

We have had significant success historically targeting and penetrating complementary or adjacent markets. Management sees continued potential to target new markets or expand in markets where we have a small presence, such as point of purchase materials, metal decorating, tissues and towels, and digital printing.

STRENGTHS

Leading provider of graphic services

We believe we are the second largest domestic provider of digital imaging graphic services to the international consumer products packaging industry. We believe there are only two other companies in the domestic graphic services industry with revenue in excess of $100.0 million and that most of our competitors have less than $20.0 million in annual revenue. We utilize the leading graphic technologies and standards and retain the highest quality skilled technicians, thereby allowing us to meet our customers’ most exacting requirements. We believe our scale allows us to more effectively manage our cost structure and optimize the efficiencies of our assets. We also believe our leading market position provides a competitive advantage which allows us to retain existing business and compete for new business.

Design-to-print service provider

We offer a full spectrum of innovative digital solutions to our customers, including brand development, creative design, pre-press, image carriers and print support. We also offer our customers enterprise solutions including workflow management and digital asset management. Our services support the three main printing processes, which are flexography, gravure and lithography. We believe our customers value our broad product offering and will increasingly rely on us to provide more of their graphic services needs.

Stable, large-scale competitor

We believe we are one of three domestic graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We have also been able to consistently maintain EBITDA margins in excess of 20% since fiscal 2001 by implementing best practices across our facilities, efficiently allocating resources and implementing synergies in acquired businesses. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2006 personnel cost represented approximately 48% of our total costs and we believe we would be able to quickly react to a reduction in the demand for our services.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies including Kraft, Procter & Gamble and Nestlé, as well as the printers and converters that serve them, including Bemis, Smurfit Stone, and Mead Westvaco. We have 30-year relationships on average with our top ten customers. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer.

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 29 locations in North America that are within close proximity to our customers’ plants. In addition, in North America we also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the UK market through our 2005 acquisition of MCG, continued our growth in the UK market with the acquisition of The Box Room Limited in 2006, and now have five locations in the UK. In 2006, we increased our presence in Europe with the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Expertise in identifying and integrating acquisitions

We have completed 26 acquisitions since 1999. We consummated these acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships or acquiring an underutilized asset that could more efficiently perform existing services within our organization. We have successfully integrated these acquisitions, improving the financial and operational performance of these assets over time by optimizing workflows and implementing best practices.

Highly experienced management team

On average, our management team has been with us and our predecessors for more than 12 years. Our management has instilled a culture that places an emphasis on cost consciousness, profitable growth and meeting targets. Additionally, our management team has consistently generated positive cash flow from operations while maintaining our leadership in service and technology trends that shape our industry. Our management team is seasoned in identifying, negotiating and integrating acquisitions.

BUSINESS STRATEGY

Provide additional services on existing business

We are a leading provider of digital imaging graphic services to the international consumer products packaging market. Our customers entrust us with their brands by utilizing our services and we value and protect that relationship. We intend to further strengthen our existing relationships by offering more products and services to existing customers. The graphic work attributable to a particular product represents a small overall percentage of the packaging cost but is disproportionately important in a package’s impact and effectiveness. We believe we have been successful at increasing the amount of services provided to customers over time by providing consistently high service levels. We also provide our customers complementary services, such as digital asset management and work flow management solutions. We believe our customers view many of the graphic services functions they perform in-house as non-core and will seek to outsource them to a trusted partner such as us. We intend to aggressively pursue brand development and creative design services with our consumer products customers, as well as image carrier and print support services with our printer and converter customers. We believe we have the capacity and personnel skills today to allow us to service more of our customers’ graphic services needs.

Pursue new business opportunities

We intend to aggressively pursue new business opportunities. We believe our existing customers recognize our superior service levels and are looking to us to provide graphic services on brands that we do not currently service. We also believe we have developed strong customer recognition and that new customers will be attracted to our suite of service offerings. For example, we have recently experienced significant growth in services to providers of private label or store brands and believe they will be an important customer base in the future as they increase their efforts to develop premium brands to compete with international brands.

Capitalize on dynamic industry trends

The technological requirements and advanced systems and equipment necessary to meet customer needs continues to accelerate. The graphic services process is becoming an all-digital workflow from design through printing. These changes require an adaptive organization that has the highly-skilled personnel to understand, implement and utilize this technology. Given the rapid pace of change in our industry, we believe our customers will continue to outsource their graphic services needs. We also believe we are better positioned to service the needs of graphic services customers than our smaller competitors.

Continue our North American acquisition strategy

Since 1999, we have completed 25 acquisitions. We will continue to strategically acquire North American businesses in our industry. We will typically look to acquire businesses with less than $20.0 million in annual revenue that offer additional scale, broaden our geographic footprint, provide a specific design or technical skill, strengthen existing customer relationships, create new customer relationships, or have underutilized assets that could more efficiently perform existing services within our organization. Our management team will continue to apply strict standards in evaluating acquisition opportunities including the businesses’ leadership, customer retention probability, employee satisfaction, strategic fit, financial targets, synergies, and time and costs of integration.

Pursue international acquisition opportunities

We believe many of our customers are in the early stages of implementing brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. We acquired UK-based MCG in 2005, acquired UK-based The Box Room Limited in 2006, and acquired a business supplying photographic and digital images for the packaging printing industry in the Netherlands in 2006, with the intention of further strengthening our relationship with some of our top customers and servicing them on a global level. We will continue to evaluate acquisition opportunities in Europe and Asia and look to acquire assets that will fulfill the needs of our customers as they implement their globalization strategies.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since 1999, we have completed 26 acquisitions.

The following table summarizes our acquisitions from 1999 through April 2007:

Acquisition	Year of acquisition	Key capabilities
London Graphics	1999	Flexo
North American Roto Engravers	1999	Gravure
AEP Flexo	1999	Flexo
TSI	1999	Graphics
Swan Engraving	1999	Graphics
Cage Graphics	2000	Flexo
Lanscape	2001	Graphics
APP	2001	Flexo
PDC	2001	Creative Design

Colorbrite	2002	Graphics/Flexo
Pechiney Plastic Packaging	2002	Gravure
ADS	2002	Production Art
LiveWire	2003	Graphics
Hobbs	2003	Graphics
Wetzel	2003	Gravure
Smurfit Stone (Winston-Salem assets)	2003	Gravure
Mozaic Group (51% acquired)	2004	Creative/Photography/ Interactive
MacKay (Florence facility)	2004	Gravure
Smurfit Stone (Dayton operations)	2004	Graphics
L’Image Creo	2005	Graphics/Flexo
MCG	2005	Graphics/Flexo
The Box Room Limited	2006	Graphics
Lukkein Packaging Department	2006	Graphics
Synnoflex	2006	Graphics/Flexo
C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve over 1,300 customers with one customer accounting for 6% of fiscal 2006 revenue. Over the course of our 60 year history, we have established close and stable relationships with our customers. On average, we have enjoyed 30-year relationships with our top ten customers.

While consumer products companies have continued to outsource their graphics services needs, they are increasingly focused on consolidation of their supplier base. They often single-source their graphics work with respect to a particular product line to assure brand consistency and quality, improve speed-to-market and procure a full range of services. This supplier consolidation trend continues to play a significant role in shaping the graphics services industry and has created further market opportunities for full-service industry leaders, such as us, to expand our services and customer base and gain market share. Consistent with the supplier consolidation and single sourcing trends, consumer products companies are increasingly moving towards doing business with their graphic service providers under long-term supply contracts. Historically, this business has been done on a purchase order basis, with services purchased for discrete projects on an as needed basis. For an industry leader such as us, the move towards written contracts covering ongoing business and multiple projects over a number of years further strengthens our already consistent and stable business relationships and improves predictability. Roughly half of our revenue currently is generated under long-term contracts with our customers. These contracts typically provide that we are the sole supplier of services related to a product for an initial three to five year period. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days notification and do not provide that our customers have to purchase a minimum amount of our services.

Our employees have developed a network of relationships at all levels of the various customer organizations and value chain partners. These relationships not only facilitate optimal day-to-day operations but also help us to remain abreast of evolving industry trends and anticipate upcoming changes.

Over the last several decades, we have established strong working relationships with various design houses and printers. Our personnel are familiar with the equipment and software at these value chain partners and have developed close relationships with their counterparts at these organizations. This knowledge and familiarity provide us with a significant competitive advantage in meeting customer demands. In addition, these longstanding relationships help generate repeat business, both through referrals from the printers and design houses to packaged goods companies, as well as through the selection of us for their discretionary work.

MARKETING AND SALES

We have one team of sales people and client service technicians who call on consumer packaging companies and a separate team of sales people and print support specialists who call on printers/converters. Recently, we have added experienced industry sales people to actively pursue new business, primarily in the United States. We assess category opportunities in current and adjacent markets to focus on optimizing the marketing and sales effort with regard to our product and services portfolio. Category assessment and management is an optimization process that takes place on the level of a cluster of product and service offerings tailored to a specific category. We assess the percentage of companies in a specific category market in which we currently enjoy business relationships, versus the percentage where we can focus resources on developing new opportunities and relationships. While we may not have a single source relationship (all branding media) with all the companies in a specific category, the assessment demonstrates which areas could produce the greatest benefit and where synergies may deliver incremental value.

Our account managers have built strong relationships with internationally renowned companies, such as Kraft, Nestlé and Procter & Gamble, through years of hard work and today these customers rely on us to provide graphic services for several of their brands. We believe that one key to the longevity and success of these relationships has been our ability to support our account managers with superior execution. Our technical specialists have strengthened many customer relationships by helping introduce new graphics that differentiate customers’ products in stores.

RESEARCH AND DEVELOPMENT

We utilize state-of-the-art information technology to support both our service offerings to our customers, as well as our internal operations. Our IT team comprises experts focused on information systems, manufacturing technologies, plant engineering systems, shop floor systems and enterprise solutions.

Our manufacturing technologies team includes a unique and dedicated group of regional technology experts with a focus on research and analysis of new technologies, standardization of technology and designing/implementing smooth workflows. This group concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements. This team has a combined experience of 100 years in the graphics services industry and has become an extension of many of our technology vendors, providing them with valuable feedback that helps improve product quality and capabilities.

INTELLECTUAL PROPERTY

Our customers own the designs and graphics images that are the subject of our services and own the gravure image carriers used in the pre-printing process. Our only significant intellectual property assets are the names we operate under: “Southern Graphic Systems” and “SGS” in North America, and “SGS Europe” in the United Kingdom and the Netherlands.

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2006, material and supply costs represented approximately 13% of our sales.

EMPLOYEES

As of December 31, 2006, we had 1,775 employees, 1,273 of whom are located at United States production facilities, 82 of whom are United States corporate employees, 246 of whom are located in Canada, and 21 of whom are located in Mexico. We have an additional 142 employees in the UK and 11 employees in the Netherlands. All of our employees in the United States, Canada, Mexico, and the Netherlands are non-union. A number of MCG Graphics’ employees in the UK are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at the MCG facility.

ENVIRONMENTAL MATTERS

As with most manufacturers, our facilities and operations are subject to federal, state, local and foreign environment laws, regulations and ordinances, including those that:

•	govern activities or operations that may adversely affect the environment, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes;

•	seek to protect occupational safety and health; and

•	impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances.

The violation of such laws and regulations can result in substantial civil and criminal fines and penalties. We do not currently anticipate any material adverse effect on our operations or financial condition as a result of our efforts to comply with, or our liabilities under, these requirements. We will, from time to time, incur costs to attain or maintain compliance with frequently changing regulatory requirements under environmental law, but do not currently expect any such costs to be material.

We may be required to obtain or update air permits under state or federal laws at certain of our facilities. We do not believe we will require any additional pollution reduction or capital improvements, nor do we believe we will be subject to fines or penalties, the costs of which, in the aggregate, are reasonably likely to be material.

Certain of our facilities are known to have low levels of contaminants from hazardous substances. Additional contamination could be detected at other current or former facilities. In connection with the purchase of SGS from Alcoa Inc. on December 30, 2005, Alcoa Inc. provided an indemnity for certain of these conditions, subject to certain limitations, and based on the nature of the environmental impacts and such indemnity, we do not believe our liability for these conditions is likely to be material. Although we do not believe that we are currently subject to any material environmental liabilities, the operations of manufacturing plants entails risks in these areas and there can be no assurance that we will not discover previously unknown environmental non-compliance or contamination.

We have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future costs of compliance with existing environmental laws and regulations (and liability for known environmental conditions) are not reasonably likely to have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to future environmental claims and liabilities.

AVAILABLE INFORMATION

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available on the Company’s website at www.sgsintl.com without charge.

Item 1A.	Risk Factors

The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our indebtedness is substantial, which could adversely affect our financial health and limit our ability to obtain financing in the future and to react to changes in our business.

As of December 31, 2006, our total consolidated indebtedness was $322.0 million and we had $75.0 million of additional borrowings available under our senior credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

•

it will require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate expenses;

•	it could make it more difficult for us to satisfy our obligations under our senior secured credit facility and our senior subordinated notes;

•	it could place us at a disadvantage compared to our competitors that have proportionately less debt; and

•	it could limit our ability to borrow additional funds in the future, if needed, because of applicable financial and restrictive covenants of our indebtedness.

Our debt agreements have restrictions that limit our flexibility in operating our business.

Our senior secured credit facility and the indenture under which our senior subordinated notes were issued have a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	issue or sell capital stock;

•	sell assets or consolidate or merge with or into other companies;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	make loans, incur liens and transfer property;

•	consolidate, merge or sell all or substantially all of our assets; and

•	enter into certain types of transactions with our affiliates.

These covenants, as well as our level of indebtedness, could have the effect of limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

In addition, under the senior secured credit facility, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions and we may not be able to meet those ratios and tests, which would result in a default under the senior secured credit facility. In the event of a default, the lenders under the senior secured credit facility could elect to declare all amounts borrowed under the senior secured credit facility, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the senior secured credit facility are senior in right of payment to the senior subordinated notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the senior subordinated notes.

We are subject to competitive pressures.

We compete with other providers of graphic products and related services. The market for such products and services is highly fragmented, with a small number of large competitors and many small market participants. We face, and will continue to face, competition in our business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than we do. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services.

There can be no assurance that competitors will not introduce services or products that achieve greater market acceptance than, or are technologically superior to, our current service offerings. There is no assurance that we will be able to continue to compete successfully or that competitive pressures will not adversely affect our business, financial condition and results of operations.

Our business is sensitive to general economic conditions. An economic decline or other circumstances that result in reductions in our customers’ marketing and advertising budgets could negatively impact our sales volume and revenues and our ability to respond to competition or take advantage of business opportunities.

Our revenues are derived from many customers in a variety of industries and businesses, some of whose spending levels can be cyclical in nature and subject to significant reductions based on changes in, among other things, general economic conditions. Our operating results may reflect our customers’ order patterns or the effects of economic downturns on their businesses. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. We are subject to downward price pressures in certain of the markets we serve. Accordingly, general economic downturns, localized downturns, or downward price pressures in markets where we have operations could have a material adverse effect on our business, results of operations and financial condition.

Our operations may be subject to quarterly and cyclical fluctuations.

The timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various operations in any given quarter. We are subject to factors that are beyond our control, including changes in interest costs, currency exchange rates and tax rates, costs associated with compliance with legal and regulatory requirements and the health of the consumer products industry. We also depend, to some extent, on sales to certain industries, such as the food and beverage and tobacco industries. To the extent these industries experience downturns, the results of our operations may be adversely affected.

We are dependent on certain key customers and are subject to unpredictable order flows.

Our ten largest customers accounted for approximately 36% of our revenues in fiscal 2006. In fiscal 2006, approximately 6% of our total revenues came from our largest single customer. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have long-term contracts with certain key customers. The terms of most of our largest contracts are initially between two and five years. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days notification. While terms and conditions in our customer contracts vary, in general the contracts do not obligate our customers to purchase any specific minimum volume or dollar amount of product from us. Any cancellation, deferral or significant reduction in sales to these principal customers or a significant number of smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on certain key suppliers. Any problem or interruption in our supply of primary raw materials could delay production and adversely affect our sales.

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contacts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay production and adversely affect our sales. In fiscal 2006, materials and supplies costs accounted for approximately 13% of our sales.

We may be unable to effectively integrate acquired businesses.

Since 1999, we have completed 25 graphic services acquisitions. As part of our long-term strategy, we will seek to make other graphic services acquisitions. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to find additional attractive acquisition candidates or succeed at effectively integrating acquired businesses into our existing business.

Future acquisitions could result in the incurrence of debt and contingent liabilities and an increase in amortization expenses related to intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations. Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

•	risks of entering markets in which we have no or limited prior experience;

•	potential loss of employees;

•	diversion of management’s attention from other business concerns; and

•	expenses of any undisclosed or potential legal liabilities of the acquired company.

The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all.

Our foreign operations are subject to currency exchange, political, investment and other risks that could hinder us from transferring funds out of a foreign country, delay our debt service payments, cause our operating costs to increase and adversely affect our results of operations.

We currently have operations in the United States, Mexico, Canada, the United Kingdom, and the Netherlands, and our long-term strategy contemplates having operations in other foreign jurisdictions. For the year ended December 31, 2006, total sales from operations outside the United States were approximately $64 million (excluding intercompany sales), which represented approximately 22% of our consolidated net sales. We would expect these numbers and percentage to increase if we are successful in making additional foreign acquisitions. As a result of our current and contemplated foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the table under Results of Operations in Item 7 summarizing the concentrations of sales, net income, and long-lived assets by major geographic region.

Devaluations and fluctuations in currency exchange rates may affect our operating performance by impacting revenues and expenses outside of the U.S. due to fluctuations in currencies other than the U.S. dollar or where we translate into U.S. dollars for financial reporting purposes the assets and liabilities of our foreign operations conducted in local currencies.

We are subject to various other risks associated with operating in foreign countries, such as the following:

•	acts of terrorism;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

The loss of key personnel could adversely affect our current operations and our ability to achieve continued growth.

We are highly dependent upon the continued service and performance of our senior management team and other key employees. Although we generally have been successful in our recruiting efforts, we compete for qualified individuals with companies engaged in our business lines and with other companies. Accordingly, we may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan. If, for any reason, these officers or key employees do not remain with us, our operations could be adversely affected until suitable replacements with appropriate experience can be found.

If we do not keep pace with technological changes, we will not be able to maintain our competitive position.

We believe our ability to develop and exploit emerging technologies has contributed to our success and has demonstrated to our customers the value of using our services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. We believe our success also has depended in part on our ability to adapt our business as technology advances in our industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to customers. Accordingly, our ability to grow will depend upon our ability to keep pace with technological advances and industry evolutions on a continuing basis and to integrate available technologies and provide additional services commensurate with customer needs in a commercially appropriate manner. Our business may be adversely affected if we were unable to keep pace with relevant technological industry changes or if the technologies that we adopt or services we promote do not receive widespread market acceptance.

We are subject to strict environmental laws and regulations that may lead to significant, unforeseen expenses.

We are subject to various federal, state, local and foreign environmental laws, regulations and ordinances, including those that:

•	govern activities or operations that may adversely affect the environment, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes;

•	seek to protect occupational safety and health; and

•	impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances.

The violation of such laws and regulations can result in substantial civil and criminal fines and penalties. We may not be, at all times, in compliance with all such requirements. As is the case with manufacturers in general, we have made and will continue to make capital expenditures to comply with environmental requirements. Although we do not believe that we are currently subject to any material environmental liabilities, the operation of manufacturing plants entails risks in these areas and there can be no assurance that we will not discover previously unknown environmental non-compliance or contamination. Noncompliance with or liability for cleanup under the environmental laws applicable to us could have a material adverse effect on our results of operations and financial condition. In addition, changes in environmental laws and regulations, or the interpretation or enforcement thereof, the discovery of previously unknown contamination or other liabilities relating to our current or former properties and operations, developments in environmental litigation or technological advances could increase the amount of future expenditures and could have a material adverse effect on our results of operations and financial condition.

We may be subject to losses that might not be covered in whole or in part by our insurance coverage. These uninsured losses could result in substantial liabilities to us that would negatively impact our financial condition.

We carry comprehensive liability, fire and extended coverage insurance on all of our facilities, and other specialized coverages, including errors and omissions coverage, with policy specifications and insured limits which we believe to be reasonable for similar properties and purposes. However, there are certain types of risks and losses, such as losses resulting from wars or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could incur significant liabilities, and if such loss affects property we own, we could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds our coverage could adversely affect our ability to replace property or capital equipment that is destroyed or damaged, and our productive capacity may diminish.

Our ability to report our financial results or prevent fraud is dependent on our ability to maintain an effective system of internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Beginning in 2007, we must annually evaluate our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which will require management to evaluate and assess the effectiveness of our internal controls. Beginning in 2008, the Sarbanes-Oxley Act of 2002 will also require our auditors to evaluate and assess the effectiveness of our internal controls, in addition to management’s evaluation and assessment. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal control could result in financial statements that do not accurately reflect our financial condition. We might not be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act, which could prevent our auditors from completing their review and assessment of our internal controls in a timely manner. Finally, our management and our auditors might not conclude that our internal controls are effective.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility will be adequate to meet our future liquidity needs for at least the next few years.

There is no assurance, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs or that there will not be material adverse developments in our business, liquidity or capital requirements. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we may need to refinance or restructure all or a portion of our indebtedness, sell material assets or operations or obtain additional debt or equity capital. There is no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, the terms of our existing or future debt agreements, including the senior subordinated notes and our senior secured credit facility, may limit our ability to pursue any of these alternatives.

With our indebtedness levels, we may still be able to incur substantial additional debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur additional debt in the future, including debt that is senior to or equal in right of payment to the senior subordinated notes. Although the indenture governing the senior subordinated notes and our senior secured credit facility contain restrictions on our ability to incur indebtedness, those restrictions are or will be subject to a number of exceptions. Additional indebtedness we incur may be senior to or equal in right of payment with the senior subordinated notes. Adding new debt to current debt levels could intensify the related risks that we now face.

Indebtedness under our senior secured credit facility is subject to floating interest rates, which may cause our interest expense to increase.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $ 1.2 million. Any borrowings under our senior secured revolving credit facility and under our senior secured acquisition facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 35 low cost production facilities located across the United States, Canada, Mexico, the United Kingdom and the Netherlands. Virtually all of these production facilities provide prepress graphics services; 18 of them produce flexographic plates; and 10 of them produce gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable. We are evaluating potential acquisition opportunities to expand our footprint on the west coast of the United States.

We also operate on-site at numerous consumer products company locations and several printer locations. On-site services typically involve packaging graphics services and project management work. We also operate five facility-managed locations. This work typically involves production of flexographic plates at printers. We have expanded our on-site and facility-managed presence to strengthen customer relationships, improve cost efficiencies, and increase speed and accuracy of the end-products. Image quality, consistency and response times are becoming increasingly important to our customers and on-site and facility-managed locations help us to better serve our customers’ needs.

In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cambria and London, England, and significantly expanding our ability to serve our multinational customers. We also established a prepress facility in Nottingham, England in 2005. During 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. We also have relationships with certain regional graphic services providers in Europe, Hong Kong, India, and The Philippines.

As of March 19, 2007, excluding our headquarters in Louisville, we have 35 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Armonk, NY		X
Atlanta, GA (Gravure)		X
Atlanta, GA (Flexo)		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Milwaukee, WI		X
Minneapolis, MN		X

Philadelphia, PA		X
Plymouth, MN		X
Ramsey, NJ		X
Reidsville, NC		X
Richmond, VA (Creative)		X
Richmond, VA (Prepress, Flexo, Gravure)		X
St. Louis, MO (Prepress, Flexo)		X
West Monroe, LA	X
Winston Salem, NC		X
Canada
Brampton, Ontario		X
Brockville, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal		X
Mexico
Mexico City		X
United Kingdom
Cambria		X
Hull		X
London		X
Nottingham		X
Tamworth
The Netherlands
Ede		X

Item 3.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, and liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PUBLIC TRADING MARKET

There is no established public trading market for the Registrant’s Common Stock.

As of March 27, 2007, there was one holder of record of the Registrant’s Common Stock.

DIVIDENDS

The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The instruments governing the Registrant’s senior credit facility prohibit it from paying dividends other than (i) dividends to Southern Graphics Inc. (“Holdco”), the Registrant’s parent, for out-of-pocket legal, accounting and filing costs and other expenses in the nature of overhead incurred by Holdco in the ordinary course of its business, (ii) dividends to Holdco to permit Holdco to repurchase or redeem shares of its capital stock held by officers, directors or employees upon their death, disability, retirement, severance or termination of employment, in each case up to an aggregate of $3,000,000 per year, (iii) payments to Holdco to allow it to pay applicable income taxes, and (iv) dividends to Holdco to enable it to repurchase or redeem its equity interests held by Citigroup Venture Capital (“CVC”) or one of its related entities if Holdco concurrently issues a commensurate amount of equity interests to Lyon Southern, Inc. or another equity investor reasonably satisfactory to the administrative agent and the arrangers under such facility. The indenture governing the senior subordinated notes contains additional restrictions on paying dividends. The Registrant currently intends to retain future earnings to help fund the development and growth of its business and to reduce outstanding indebtedness.

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders [1]	7,300	$161	23,700
Equity compensation plans not approved by security holders	—	—	—

Total	7,300	$161	23,700

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant had no sales of unregistered securities in 2006.

Item 6.	Selected Financial Data

On December 30, 2005, Southern Graphic Systems (the Predecessor) was acquired by CVC from Alcoa Inc. As a result, this report reflects the financial position and results of operations of the Predecessor up to the date of acquisition and reflects the financial position and results of operations of SGS International, Inc. and its subsidiaries (the Successor) after the date of acquisition.

The following table presents selected consolidated / combined financial information and other data for the periods indicated. The historical statement of income data and statement of cash flow data for the year ended December 31, 2006 and the one-day ended December 31, 2005, and the balance sheet data for December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements of the Successor, included elsewhere in this Form 10-K. The historical statement of income data and statement of cash flows data for the period ended December 30, 2005 and the year ended December 31, 2004 are derived from our audited combined financial statements of the Predecessor included elsewhere in this Form 10-K. The historical statement of income data and statement of cash flows data for the years ended December 31, 2003 and December 31, 2002, and the historical balance sheet data for December 30, 2005, December 31, 2004, and December 31, 2003 are derived from other audited combined financial statements of the Predecessor not contained in this Form 10-K. The historical combined balance sheet data for December 31, 2002, is derived from other unaudited information of the Predecessor not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated / combined financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Successor			Predecessor
	Year ended December 31, 2006	One-Day ended December 31, 2005		Period ended December 30, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002

	(dollars in millions)
Statement of Income Data:
Sales	$290.1	$0.0		$272.8	$246.5	$226.4	$213.5
Net sales growth	6.3%	0.0%		10.7%	8.9%	6.0%	11.2%
Costs and expenses:
Costs of good sold (exclusive of depreciation)	192.1	0.0		180.5	160.0	143.6	134.9
Selling, general and administrative expenses	40.2	0.0		34.6	32.1	29.9	25.3
Depreciation and amortization	20.5	0.0		16.9	15.2	15.1	13.1
Related party interest expense	0.0	0.0		6.6	4.9	4.6	4.8
Interest expense	35.2	0.1		0.1	0.0	0.0	0.0
Other expense, net	0.4	0.0		1.5	0.0	0.2	0.4
Total costs and expenses	288.4	0.1		240.2	212.2	193.4	178.5
Income (loss) before income taxes	1.6	(0.1)		32.6	34.3	33.0	35.0
Provision (benefit) for taxes on income	1.0	(0.1)		12.8	13.7	12.8	13.6
Net income (loss)	0.6	(0.1)		19.8	20.6	20.2	21.4
Balance Sheet Data:
Cash and cash equivalents	12.7	4.1	A		0.8	0.0	0.2
Adjusted working capital[1]	41.2	35.6	A		31.6	34.2	26.4
Properties, plant and equipment, net	52.4	56.4	A		44.6	40.8	42.4
Total assets	469.5	461.5	A		329.2	283.6	292.6
Total debt[2]	322.0	320.4			128.2	106.9	118.6
Enterprise capital	0.0	0.0			139.8	116.9	110.7
Stockholder's Equity	110.0	106.9			0.0	0.0	0.0
Statement of Cash Flows Data:
Net cash provided by operations	20.2	0.9		14.6	15.0	27.7	37.6
Net cash provided by (used for) financing activities	(0.5)	414.5		17.4	5.2	(17.4)	(17.3)
Net cash used for investing activities	(11.0)	(412.5)		(28.8)	(19.3)	(10.9)	(20.0)
Other Financial Data:
EBITDA[3]	57.8	0.0		56.1	54.4	52.7	52.9
EBITDA margin	19.9%	0.0%		20.6%	22.1%	23.3%	24.8%
Capital expenditures	8.7	0.0		13.9	5.6	5.6	6.2
Business acquisitions, net of cash acquired	4.4	412.5		15.4	13.8	5.3	17.0

A	The balance sheet data as of December 31, 2005 has been restated to reflect the correction of errors as described in the footnotes to the financial statements included elsewhere in this Form 10-K.
[1]

Adjusted working capital is defined as current assets (excluding cash and cash equivalents and related party receivables) less current liabilities (excluding short-term debt, current position of long-term debt and related party payables). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	December 31, 2006	December 31, 2005		December 31, 2004	December 31, 2003	December 31, 2002
Working capital	$50.3	$37.8		($26.8)	($39.7)	($44.9)
Less cash	(12.7)	(4.1	)A	(0.8)	0.0	(0.2)
Less related party receivables	0.0	0.0		(67.8)	(33.0)	(47.1)
Add related party payables	0.0	0.0		34.7	23.1	37.6
Add short-term borrowings	0.0	0.0		91.9	83.8	81.0
Add current portion of long-term debt	3.6	1.9		0.4	0.0	0.0

Adjusted working capital	$41.2	$35.6		$31.6	$34.2	$26.4

[2]	Years ended December 31, 2002, 2003 and 2004 include short- and long-term borrowings with related parties, as well as related party payables.
[3]

EBITDA, a measure expected to be used by management to measure operating performance, is defined as net income before interest, taxes, depreciation and amortization. We present EBITDA because we believe it provides investors with important additional information to evaluate our performance. We believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, we believe that investors, analysts and rating agencies will consider EBITDA useful in measuring our ability to meet our debt service obligations. However, EBITDA is not a recognized measurement under GAAP, and when analyzing our performance, investors should use EBITDA in addition to, and not as an alternative for, net income as defined in GAAP. The following table reconciles net income to EBITDA:

	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net Income	$0.6	$(0.1)	$19.8	$20.6	$20.2	$21.4
Depreciation and amortization	20.5	0.0	16.9	15.2	15.1	13.1
Interest expenses, net of interest income	35.7	0.1	6.6	4.9	4.6	4.8
Provision for taxes on income	1.0	0.0	12.8	13.7	12.8	13.6

EBITDA	$57.8	0.0	$56.1	$54.4	$52.7	$52.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Form 10K.

OVERVIEW

We are a global leader in the digital imaging industry, offering design-to-print graphic services to the international consumer products packaging market. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution, and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

We were established in 1946 as a single-facility gravure operation in Louisville, Kentucky. We were acquired by Reynolds Metals Company in 1957. In 1978, we adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. We opened our first dedicated prepress facility in 1991. In 1994, we expanded our geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, we entered into the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, we further expanded our geographic scope within North America by opening a graphics facility in Mexico City, Mexico. Our ownership changed in 2000 when our parent, Reynolds Metals Company, was acquired by Alcoa Inc. In 2004, we acquired a 51% interest in Mozaic, a provider of upstream creative services, and in November 2005, we acquired MCG Graphics Limited, a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. SGS International, Inc. acquired SGS and its affiliated businesses from Alcoa Inc. on December 30, 2005. In 2006, we further expanded our global presence with acquisitions in the UK and The Netherlands and strengthened our Canadian business with the acquisition of a Quebec pre-press company. In February 2007, we acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm with an emphasis on “store brands.”

Cost of revenue

Our primary cost is the human capital necessary to produce products and services for our customers, which allows us to proactively manage our costs in response to national, regional and local market conditions using revenue-per-employee measurements and targets. As business increases, we can either increase our workforce or leverage our existing cost structure in response, which results in higher margins. When business declines at a facility, we can reduce hours or respond with incremental headcount reductions to match the revenues at the location.

Cost of goods sold consists primarily of labor costs, including the salaried and hourly workforce. The expenses of the salaried and hourly employees were 58%, 54%, and 56% of our cost of goods sold in 2006, 2005 and 2004, respectively. Raw materials and operating supplies make up 20%, 18%, and 17% of the cost of goods sold in 2006, 2005 and 2004, respectively. Other components consist of rent, utilities, and repairs and maintenance of equipment.

Costs and expenses

Our selling and administrative expenses consist of costs incurred in selling our services and for administrative functions necessary to run the business, such as information systems, human resources, finance, legal and tax.

Business cycles and seasonality

Our business is not generally seasonal because of the number of design changes that we are able to process as a result of our speed-to-market and emphasis on digital technology. There may be some decline in December as any holiday-specific design changes have been executed, and there may be similar, more modest slowdowns in conjunction with other holidays.

RESULTS OF OPERATIONS

The following table sets forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated.

	Successor		Successor		Predecessor		Predecessor
	Year Ended December 31, 2006		One-Day Ended December 31, 2005		Period Ended December 30, 2005		Year Ended December 31, 2004
	(dollars in thousands)
Sales	$290,074	100.0%	$—	N/A	$272,767	100.0%	$246,499	100.0%
Costs and expenses:
Cost of goods sold	192,095	66.1%	—	N/A	180,543	66.2%	160,022	64.9%
Selling, general, and	40,196	13.9%	—	N/A	34,569	12.7%	32,116	13.0%
administrative expenses
Depreciation and amortization	20,507	7.1%	42	N/A	16,890	6.2%	15,183	6.2%
Related party interest expense	—	0.0%	—	N/A	6,645	2.4%	4,919	2.0%
Interest expense	35,178	12.1%	97	N/A	112	0.0%	—	0.0%
Other expense, net	457	0.2%	—	N/A	1,457	0.5%	23	0.0%

Total costs and expenses	288,433	99.4%	139	N/A	240,216	88.1%	212,263	86.1%

Income (loss) before income taxes	1,641	0.6%	(139)	N/A	32,551	11.9%	34,236	13.9%
Provision for taxes on income	1,019	0.4%	(54)	N/A	12,757	4.7%	13,673	5.6%

Net income (loss)	$622	0.2%	$(85)	N/A	$19,794	7.3%	$20,563	8.3%

The following tables summarize the concentrations of sales, net income and long-lived assets by major geographic region.

	Year ended December 31, 2006 (dollars in thousands)
	United States	Canada	Mexico	United Kingdom	Netherlands	Eliminations	Consolidated
Sales	$230,633	$40,853	$1,474	$23,867	$407	$(7,160)	$290,074

Net income (loss)	$(1,727)	$2,189	$8	$309	$(157)		$622

	One-day ended December 31, 2005 (dollars in thousands)
	United States	Canada	Mexico	United Kingdom	Netherlands	Eliminations	Consolidated
Sales	$—	$—	$—	$—	$—	$—	$—

Net income (loss)	$(85)	$—	$—	$—	$—		$(85)

	Period ended December 30, 2005 (dollars in thousands)
	United States	Canada	Mexico	United Kingdom	Netherlands	Eliminations	Combined
Sales	$232,997	$40,486	$2,114	$3,188		$(6,019)	$272,766

Net income	$14,161	$5,124	$244	$265			$19,794

	Year ended December 31, 2004 (dollars in thousands)
	United States	Canada	Mexico	United Kingdom	Netherlands	Eliminations	Combined
Sales	$209,501	$36,929	$1,548			$(1,479)	$246,499

Net income	$16,260	$4,200	$103				$20,563

There is no discussion of the one-day ended December 31, 2005 due to the insignificance of the results of operation for this period.

Year ended December 31, 2006 compared to the period ended December 30, 2005

Sales. Sales for the year ended December 31, 2006 increased 6.3% to $290.1 million from $272.8 million for the period ended December 30, 2005. This increase is largely due to the acquisition of MCG Graphics in November 2005. This acquisition added revenue of $20.8 million in fiscal 2006 compared to revenue of $3.2 million in the period ended December 30, 2005. The remaining increase is primarily due to incremental revenue in fiscal 2006 of $1.1 million from the acquisition of The Box Room in June 2006 (included in United Kingdom operations) and incremental revenue of $0.4 million of in fiscal 2006 from the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2006 increased 6.4% to $192.1 million from $180.5 million for the period ended December 30, 2005. The acquisitions previously discussed added estimated incremental costs of goods sold in fiscal 2006 compared to the period ended December 30, 2005 of $15.3 million for MCG Graphics, $1.6 million for The Box Room, and $0.5 million for operations in the Netherlands. The increase in cost of goods sold due to acquisitions was partially offset by a reduction in cost of goods sold of $2.4 million in fiscal 2006 compared to the period ended December 30, 2005 due to the elimination of a defined benefit pension plan associated with the operations of the Predecessor and a reduction in cost of goods sold of approximately $1.4 million in fiscal 2006 compared to the period ended December 30, 2005 as a result of plant restructuring activities during 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased 16.3% to $40.2 million from $34.6 million for the period ended December 30, 2005. The acquisition of MCG Graphics previously discussed added estimated incremental selling, general and administrative expenses in fiscal 2006 compared to the period ended December 30, 2005 of $1.4 million. In addition, we incurred an incremental $2.2 million in one-time expenses in fiscal 2006 for establishing ourselves as a stand-alone company and an additional $0.5 million in fiscal 2006 for management fees. The $2.2 million in one-time expenses in fiscal 2006 included professional fees incurred in association with SGS International, Inc.’s Registration Statement filed on Form S-4, professional fees incurred in association with the acquisition of SGS and its affiliated businesses from Alcoa Inc., and one-time expenses related to personnel changes. The remaining increase in selling, general, and administrative expenses is primarily due to additional personnel costs and administrative services related to our operation as a stand-alone company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the year ended December 31, 2006 increased 21.4% to $20.5 million from $16.9 million for the period ended December 30, 2005. The acquisition of MCG Graphics previously discussed added incremental depreciation and amortization in fiscal 2006 of $1.3 million. The remaining increase was primarily due to depreciation and amortization on fixed asset additions during fiscal 2006. This increase was partially offset by a reduction in amortization due to the adjustments to the remaining useful lives of intangible assets through the purchase accounting process.

Interest Expense. Interest expense, including related party interest expense, for the year ended December 31, 2006 increased $28.4 million to $35.2 million from $6.8 million for the period ended December 30, 2005. This increase was primarily due to the impact of the financing required for SGS International, Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Other Expense, net. Other expenses, net for the year ended December 31, 2006 decreased by $1.0 million to $0.5 million from $1.5 million for the period ended December 30, 2005. The decrease in other expense, net was primarily due to $1.6 million in restructuring charges associated with the shutdown of a gravure engraving facility in May 2005 and interest income of $0.6 million in 2006. The impact of the restructuring charges in 2005 and interest income in 2006 was partially offset by a realized foreign exchange loss of $1.3 million in 2006 and a foreign exchange gain of $0.3 million in 2005.

Income before income taxes. Income before tax for the year ended December 31, 2006 decreased by $30.9 million to $1.6 million from $32.5 million for the period ended December 30, 2005. This decrease was primarily due to the increases in selling, general and administrative expenses and interest expense for the reasons previously discussed. These increases in selling, general and administrative expenses and interest were partially offset by additional income before tax in fiscal 2006 provided by acquired businesses.

Provision for taxes on income. The effective tax rate for the year ended December 31, 2006 was 62.1%, compared to 39.2% for the period ended December 30, 2005. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a much larger impact on the effective tax rate for the year ended December 31, 2006 than for the period ended December 30, 2005 due to the significant decrease in income before income taxes for the year ended December 31, 2006 compared to the period ended December 30, 2005.

Net income. Net income for the year ended December 31, 2006 decreased by $19.2 million to $0.6 million from $19.8 million for the year ended December 30, 2005. This decrease was primarily due to the reasons previously discussed.

Period ended December 30, 2005 compared to year ended December 31, 2004

Sales. Sales for the period ended December 30, 2005 increased 10.7% to $272.8 million from $246.5 million for the year ended December 31, 2004. This increase is primarily due to the 51% acquisition of Mozaic in June 2004 and the acquisition of the Mackay business in November 2004 (included in the United States operations); the acquisition of the L’image Creo business in August 2005 (included in the Canadian operations); and the acquisition of MCG Graphics (United Kingdom operations) in November 2005. These acquisitions added incremental revenue in the period ended December 30, 2005 of $16.5 million for United States operations, $0.8 million for Canadian operations and $3.2 million for United Kingdom operations. The remaining increase in sales for the period ended December 30, 2005 was primarily due to increased sales volume with certain pre-existing customers.

Cost of Goods Sold. Cost of goods sold for the period ended December 30, 2005 increased 12.8% to $180.5 million from $160.0 million for the year ended December 31, 2004. The acquisitions previously discussed added estimated incremental costs of goods sold in the period ended December 30, 2005 of $10.5 million for United States operations, $0.6 million for Canadian operations, and $2.6 million for United Kingdom operations. The remaining increase is primarily additional variable costs from organic revenue growth.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period ended December 30, 2005 increased 7.6% to $34.6 million from $32.1 million for the year ended December 31, 2004. The acquisitions previously discussed added estimated incremental selling, general and administrative expenses in the period ended December 30, 2005 of $3.8 million for United States operations, $0.1 million for Canadian operations and $0.1 million for United Kingdom operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the period ended December 30, 2005 increased 11.2% to $16.9 million from $15.2 million for the year ended December 31, 2004. This increase was primarily due to acquisitions, with the remaining increase due to depreciation on fixed asset additions during the period ended December 30, 2005.

Interest Expense. Related party interest expense for the period ended December 30, 2005 increased by 35.1% to $6.6 million from $4.9 million for the year ended December 31, 2004. This increase was primarily due to increased borrowings with related parties, as well as increasing interest rates on these borrowings.

Other Expense, net. Other expenses for the period ended December 30, 2005 increased by $1.6 million to $1.6 million from $0.0 million for the year ended December 31, 2004. The increase was primarily due to $1.6 million in restructuring charges associated with the shutdown of a gravure engraving facility in May 2005.

Income before income taxes. Income before tax for the period ended December 30, 2005 decreased by $1.7 million to $32.6 million from $34.3 million for the year ended December 31, 2004. This decrease was primarily due to the increases in interest expense and other expense for the reasons previously discussed. These increases in interest expense and other expense were partially offset by additional income before tax in the period ended December 30, 2005 provided by acquired businesses, as well as additional income before tax provided by increased sales volume from pre-existing customers.

Provision for taxes on income. The effective tax rate for the period ended December 30, 2005 was 39.2%, compared to 39.9% for the year ended December 31, 2004. The difference between the effective tax rate and the Federal statutory tax rate of 35% is driven primarily by the impact of state income taxes.

Net income. Net income for the period ended December 30, 2005 decreased by $0.8 million to $19.8 million from $20.6 million for the year ended December 31, 2004. This decrease was primarily due to the reasons previously discussed.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2006.

	Years ended December 31, (dollars in thousands)
	2007	2008	2009	2010	2011 and after	Total
Contractual obligations:
Principal payments on debt	$3,117	$1,364	$1,277	$1,193	$314,202	$321,153
Interest payments on debt [1]	33,139	33,046	32,955	32,864	79,772	211,776
Capital lease obligations	488	250	56	25	17	836
Operating lease obligations	6,684	5,699	3,779	2,300	4,318	22,780
Other long-term liabilities	—	216	215	43	43	517
Management advisory fee	500	500	500	500	2,500	4,500

Total contractual obligations	$43,928	$41,075	$38,782	$36,925	$400,852	$561,562

[1]

The interest payments on debt include interest on $119 million of variable rate debt in the senior secured term loan. Interest payments on the senior secured term loan are based on LIBOR + 2.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rate in effect on December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $12.7 million in cash and $41.2 million in adjusted working capital compared with $4.1 million in cash and $35.6 million in adjusted working capital at December 31, 2005. The $8.6 million increase in cash is primarily due to cash provided by operations. The $5.6 million increase in working capital is primarily due to a reduction in other current liabilities of $7.2 million. This reduction in other current liabilities is primarily due to the payment in 2006 of the working capital adjustment to Alcoa Inc. for the purchase of the Predecessor and the payments in 2006 for professional fees associated with the purchase of the Predecessor from Alcoa Inc.

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At December 31, 2006, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2006 was $322.0 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of the senior secured term loans. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2006 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2006:

	Required	Actual
Maximum leverage ratio	6.25	5.20
Minimum interest coverage ratio	1.60	1.89
Maximum capital expenditures	not to exceed $15.0 million	$8.7 million

Our Board of Directors including its Audit Committee concluded on March 29, 2007 to restate our interim financial statements for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 and the December 31, 2005 balance sheet (the “Restatements”). The Restatements are included in this Annual Report on Form 10-K. As a result of the Restatements, we were not able to finalize our financial statements for inclusion in our 2006 Form 10-K by the prescribed April 2, 2007 filing date. Accordingly, we filed with the Securities and Exchange Commission on April 3, 2007 a Form 12b-25 Notification of Late Filing with respect to the Form 10-K. We requested and received from the lenders under our senior secured credit facility a waiver of any default or event of default resulting from the Restatements. In addition, we requested and received from the senior secured credit facility lenders a waiver of any default arising from the late delivery of our audited annual financial statements.

On February 28, 2007, we acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $16.7 million. In conjunction with this acquisition, we borrowed $8.0 million on our acquisition facility.

On April 2, 2007, we acquired McGurk for an aggregate purchase price of $18.2 million ($16.9 million of cash and $1.3 million through the assumption of short-term and long-term indebtedness). In conjunction with this acquisition, we borrowed $15.0 million on our acquisition facility.

Capital expenditures

Capital expenditures were $8.7 million for the year ended December 31, 2006. Capital expenditures for 2007 are expected to be approximately $10.1 million.

Cash flow

Year ended December 31, 2006 compared to the period ended December 30, 2005

Cash flows from operating activities. Net cash provided by operating activities was $20.2 million for the year ended December 31, 2006 as compared to $14.5 million for the period ended December 30, 2005. The primary reasons for the increase were changes in working capital offset by a decrease in net income. Net income decreased $19.2 million for the year ended December 31, 2006 compared with the period ended December 30, 2005.

Cash flows from investing activities. Net cash used for investing activities was $11.0 million for the year ended December 31, 2006 as compared to $28.8 million for the period ended December 30, 2005. The decrease in cash used for investing activities is primarily due to a decrease in capital expenditures and a decrease in business acquisitions, net of cash acquired. Capital expenditures decreased $5.3 million to $8.7 million in the year ended December 31, 2006 compared to $13.9 million in the period ended December 30, 2005. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. Business acquisitions, net of cash acquired, decreased $11.0 million to $4.4 million in the year ended December 31, 2006 compared to $15.4 million in the period ended December 30, 2005.

Cash flows from financing activities. Net cash used for financing activities was $0.5 million for the year ended December 31, 2006 as compared to $17.3 million of cash provided by financing activities for the period ended December 30, 2005. The primary reason for this fluctuation was a decrease in short-term borrowings of $15.9 million to $1.6 million in the year ended December 31, 2006 compared to $17.5 million in the period ended December 30, 2006. The remainder of this fluctuation is primarily due to the $1.2 million in principal payments made on the senior secured notes in the year ended December 31, 2006 compared to no payments made in the period ended December 30, 2005.

One-day ended December 31, 2005

Cash flows from operating activities. Net cash provided by operating activities was $0.9 million for the one-day ended December 31, 2005. This cash provided by operating activities was due to a decrease in accounts receivable for the one-day ended December 31, 2005.

Cash flows from investing activities. Net cash used in investing activities was $412.5 million for the one-day ended December 31, 2005. This cash used in investing activities was used for the acquisition of SGS and its affiliated businesses from Alcoa Inc.

Cash flows from financing activities. Net cash provided by financing activities was $414.5 million for the one-day ended December 31, 2005. This cash provided by financing activities was primarily due to the proceeds from the common stock issuance, borrowings on the senior secured credit facility, and proceeds from the issuances of senior subordinated notes used in connection with the acquisition of SGS and its affiliated businesses from Alcoa Inc.

Period ended December 30, 2005 compared to year ended December 31, 2004

Cash flows from operating activities. Net cash provided by operating activities was $14.5 million for the period ended December 30, 2005 as compared to $15.0 million for the year ended December 31, 2004. Net income decreased $0.8 million from $19.8 million for the period ended December 30, 2005 compared to $20.6 million for the year ended December 31, 2004.

Cash flows from investing activities. Net cash used in investing activities was $28.8 million for the period ended December 30, 2005 as compared to $19.3 million for the year ended December 31, 2004. The increase in cash used for investing activities was primarily due to an increase in capital expenditures of $8.3 million to $13.9 million for the period ended December 30, 2005 as compared to $5.6 million for the year ended December 31, 2004. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. The remaining increase in cash used for investing activities was due to an increase in business acquisitions, net of cash acquired, of $1.6 million to $15.4 million for the period ended December 30, 2005 as compared to $13.8 million for the year ended December 31, 2004.

Cash flows from financing activities. Net cash provided by financing activities was $17.4 million for the period ended December 30, 2005 as compared to $5.2 million for the year ended December 31, 2004. The primary reasons for this fluctuation was an increase in the net changes in short-term borrowings of $9.5 million to $17.5 million for the period ended December 30, 2005 as compared to $8.0 million for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and the allowance for doubtful accounts, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and the income tax provision. We base our estimates and assumptions on our historical experience and other relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions. Actual results may differ from our estimates, and such differences could be material to the consolidated financial statements.

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition - We recognize revenue when title, ownership, and risk of loss pass to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues are recorded net of allowances for customer rebates, customer claims and cash discounts.

We recognize customer rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, we provide for estimated customer claims, which also are recorded as sales deductions and are accrued based on estimated claims. The amount of future claims can be reasonably estimated based on historical experience, specific notification of pending claims, and estimated lag times for processing credit memos. Also, we record cash discounts as sales deductions. Cash discounts are recorded based on actual discounts given to customers.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on specifically identified probable credit losses and also consider historical write-off experience. In addition, we also maintain allowances for customer claims due to returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales. Management’s estimated allowances are based on historical experience, specific notification of pending claims, and estimated lag times for processing credit memos. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets - We have goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years.

According to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually and more frequently if circumstances indicate a possible impairment. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If a reporting unit’s carrying value exceeds its fair value, and the reporting unit’s carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The evaluation of goodwill for impairment requires us to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of our reporting units. Although we believe the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flows could cause a future impairment of this goodwill. If this were to occur, we would be required to write down the goodwill, which could have a material negative impact on our results of operations and financial condition.

Accrued Health and Welfare Benefits - We are self-insured for health and welfare benefits. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred, but not paid as of the balance sheet date. We estimate our liability for claims incurred by applying a lag factor to our historical claims experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for health and welfare claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Income Tax Provision- Significant judgment is required in developing our income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. We operate in multiple taxing jurisdictions and are subject to audit in those jurisdictions. In our opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, statute closings on prior tax returns, and future tax law changes could have a material impact on our future tax liabilities and provisions, impacting financial condition and results of operations.

Recently Issued and Adopted Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have any defined pension and other postretirement benefit plans; therefore, the adoption of SFAS No. 158 will not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the financial impact the adoption of FIN 48 will have its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, and the Netherlands. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, and the Netherlands. A 10% strengthening in the Canadian dollar against the U.S. dollar would have increased fiscal 2006 net income by $0.3 million. A 10% strengthening in the any of the other currencies utilized by our subsidiaries, the British pound, the Mexican peso, and the Euro, against the U.S. dollar would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $119.0 million of variable rate debt outstanding at December 31, 2006. A 1% increase in the average interest rate would increase future interest expense by $1.2 million annually. To the extent we incur additional debt under either our senior secured revolving credit facility or acquisition facility, our exposure to variable rate interest rates will increase.

Item 8.	Financial Statements and Supplementary Data

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2006, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of December 31, 2006 and concluded that they were not effective as a result of the material weaknesses described below that were identified in connection with the preparation of the financial statements for the year ended December 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, management has concluded that our annual consolidated and combined financial statements were prepared in accordance with GAAP. Accordingly, the annual consolidated and combined financial statements included in our Annual Report on this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Material weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. While we were not required to conduct a Section 404 evaluation, as of December 31, 2006, we identified the following material weaknesses:

•

Lack of sufficient resources in our accounting and finance organization. We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statement close and reporting process. Specifically, subsequent to our separation from Alcoa, we lacked sufficient resources to monitor and accurately record certain routine transactions in accordance with GAAP or to properly perform the quarterly and annual financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. This control deficiency contributed to the material weaknesses discussed below.

•

Accounting for unbilled accounts receivable. We did not maintain effective controls over the completeness and accuracy of unbilled accounts receivable. Specifically, we failed to maintain a process to accurately record amounts related to earned but unbilled revenue at period end. This control deficiency affected revenue and unbilled accounts receivable.

•

Accounting for work-in-process inventory. We did not maintain effective controls over the completeness and accuracy of work-in-process inventory. Specifically, our systems and processes were insufficient to accurately track work-in-process or to accurately identify and apply a value to work-in-process inventory on-hand at the end of the reporting periods. This control deficiency affected inventory and cost of goods sold.

•

Accounting for contract revenue. We did not maintain effective controls over the accuracy of revenues earned under contracts with non-standard terms and conditions. Specifically, our controls were inadequate to appropriately account, in accordance with GAAP, for revenue earned under one of our contracts that included clauses that impacted the price of goods provided to the customer included in the contract. This control deficiency affected revenue and other liabilities.

•

Accounting for property, plant and equipment. We did not maintain effective controls over the completeness and accuracy of our property, plant and equipment. Specifically, we failed to maintain and monitor an appropriate policy to accurately and timely capitalize fixed assets in accordance with GAAP. Furthermore, we failed to maintain and monitor an appropriate policy regarding the assignment of depreciable lives in accordance with GAAP. This control deficiency affected our property, plant and equipment accounts, cost of goods sold, and depreciation expense.

•

Accounting for intangible assets. We did not maintain effective controls to accurately and completely record amortization of acquired intangibles. Specifically, we failed to amortize certain of our intangible assets obtained from acquisitions in accordance with an appropriate useful life. This control deficiency affected amortization expense and net intangible assets.

•

Accounting for accrued and other expenses. We did not maintain effective controls to ensure the completeness and accuracy of certain of our accrued liabilities, accounts payable and related expense accounts. Specifically, our controls did not ensure appropriate cut off at period end for certain routine purchases and expenditures. This deficiency affected accrued expenses, accounts payable and operating expense.

The above control deficiencies resulted in the restatement of our December 31, 2005 consolidated balance sheet, our interim consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and audit adjustments to our 2006 annual consolidated financial statements. Additionally, each of the control deficiencies could result in a misstatement of the above mentioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation efforts

As discussed above, management has identified certain material weaknesses that exist in our internal control over financial reporting and management is taking steps to strengthen our internal control over financial reporting, including the following:

•

Lack of sufficient resources in our accounting and finance organization. In connection with our transition from being a part of a large multinational company to a stand-alone company, we hired additional personnel in the accounting and finance function during 2006. However, during 2006 we implemented a new information system and also made three acquisitions, which put a strain on existing resources. During 2007, these individuals will continue to develop their understanding of the company’s operations and assess the application of relevant accounting principles. We will continue to increase staffing and assess the sufficiency of resources during 2007, as well as expand our expertise and training in relevant technical areas.

•

Accounting for unbilled accounts receivable. Beginning in the first quarter of 2007, we have established and communicated to the appropriate individuals a policy to consistently and timely identify and calculate unbilled accounts receivable in accordance with GAAP. This policy also requires that the calculation of unbilled accounts receivable be reviewed by the controller for accuracy on a quarterly basis and that any unusual or significant items be communicated to the chief financial officer on a timely basis.

•

Accounting for work-in-process inventory. In connection with the 2006 financial statement close process, work-in-process inventory was calculated and recorded using historical data available from the Company’s information system. The Company did not have a job costing system in place to assist with this calculation during the 2006 financial statement close process. The Company plans on evaluating and implementing a job costing system during the second quarter of 2007.

•

Accounting for contract revenue. Beginning in the first quarter of 2007 we established and communicated to appropriate individuals a policy that requires that all customer contracts must be approved by legal counsel prior to signing. This will enable us to better track non-standard terms and conditions. We also plan to improve the coordination between the finance department and legal counsel to ensure non-standard terms and conditions receive appropriate accounting treatment.

•

Accounting for property, plant and equipment. We installed a new fixed asset system in the fourth quarter of 2006. Once this system is fully updated and operational, it will enable us to ensure that property, plant and equipment assets are properly monitored and depreciated in accordance with our fixed asset policy. We have also added additional controls concerning the preparation and review of reconciliations over the fixed asset accounting process during the monthly closing process.

•

Accounting for intangible assets. Beginning in the first quarter of 2007, we established and communicated to the appropriate individuals a policy that requires that all useful lives for all newly acquired intangible assets are to be reviewed for consistency with the established policy in accordance with GAAP.

•

Accounting for accrued and other expenses. We hired additional personnel during 2006 and the first quarter of 2007 to improve the handling of cut-off for purchases and expenditures. We also provided additional training and communication in this area.

While we have taken the above actions to address the material weaknesses identified, additional measures may be necessary and these measures, along with other measures we expect to take to improve our internal control over financial reporting, may not be sufficient to address the material weaknesses identified to provide reasonable assurance that our internal control over financial reporting is effective. In addition, we may in the future identify additional material weaknesses in our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Thomas Hughes, the Company’s Vice President, Treasurer and Controller, resigned from the Company on April 10, 2007. Mr. Hughes has left the Company to pursue other opportunities.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors, our executive officers and key management employees of the Company and its subsidiaries.

Name	Age*	Position
Henry R. Baughman	59	President, Chief Executive Officer and Director
Luca C. Naccarato	46	Executive Vice President; President of Southern Graphic Systems- Canada, Co.
Michael L. Shannon	40	Senior Vice President
James M. Dahmus	50	Chief Financial Officer
Marriott W. Winchester, Jr.	46	Senior Vice president of Sales and Marketing
Vic Baranowski	48	Vice President, Northeast Region
Terence E. Dunn	50	Global Business Unit Manager
Benjamin F. Harmon, IV	54	Vice President, General Counsel and Secretary
Christopher Horton	45	Vice President, Southern Region
C. Michael Jackson, Sr.	65	Chief Operating Officer, C.M. Jackson Associates, Inc. Division
William D. Klocke	60	Regional Vice President
Donald Newton	53	Vice President, Midwest Region
Larry S. Nussbaum	55	Chief Executive Officer, C.M. Jackson Associates, Inc. Division

Name	Age*	Position
Todd C. Santo	44	Vice President of Creative Services
Brian C. Sinta	39	Vice President Sales, Consumer Packaged Goods
Dennis Wilcox	52	Regional Vice President
Joseph M. Silvestri	44	Director
John P. Civantos	38	Director
Thomas L. Hammond	71	Director
Richard Leong	34	Director

*	As of March 31, 2007.

Henry R. Baughman has been employed by us since 1973. He became President and a director in 1999. Prior to becoming President he held various senior executive level positions with us. Mr. Baughman is a graduate of Rochester Institute of Technology. As our President, Mr. Baughman leads our strategic planning, acquisition process, resource units and customer value determination system. Mr. Baughman became one of our directors upon completion of the Acquisition in December 2005.

Luca C. Naccarato has been employed by us since 1993. He became Executive Vice President in 2000. He is also the President of Southern Graphic Systems-Canada, Co./Systemes Graphiques Southern-Canada, Co. As our Executive Vice President, Mr. Naccarato is responsible for integrating our new acquisitions, managing our operations, and developing annual growth and business objectives. Prior to joining us, Mr. Naccarato worked for a mid-sized packaging graphics and gravure supplier near Toronto, Canada.

Michael L. Shannon has been employed with us since 2000 and has been a Senior Vice President since 2002. He is also our Senior Vice President of Global Operations and a director of MCG and SGS Packaging Europe Holdings Limited. He is currently responsible for leading and executing our global strategy. Mr. Shannon has 17 years of experience in the graphic arts industry with responsibilities in Operations, Sales & Marketing, Information Technology, and Mergers/Acquisitions. Prior to joining SGS, he spent 12 years at Schawk.

James M. Dahmus has been employed with us since April 10, 2006. He served as the senior vice president and chief financial officer of Sunny Delight Beverages Co., an international consumer products company from 2004 until April 2006. From 2003 until 2004, he was the CFO for ADVO®, the largest direct marketing company in the world with $1.2 billion in revenue. Prior to that, he served in a variety of business leadership roles at Convergys and Cincinnati Bell beginning in 1995, including President of Asia/Pacific, CFO of the Software Division, and Corporate Controller. Prior to that, he served for 15 years at Procter & Gamble, with 13 of those years in finance and two as a brand manager of Pringles®. He received his MBA from Northwestern University, and his BA from Penn State University.

Marriott W. Winchester, Jr. has been employed with us since November 2006 as Assistant to the President and serves as Senior Vice President of Sales and Marketing with responsibility for the Company’s sales and marketing activities in the US, Asia and Latin America markets. Mr. Winchester has 25 years of experience in the graphic arts industry with 15 years of senior leadership experience. Mr. Winchester was previously employed with Vertis, Inc., a provider of targeted advertising, media and marketing services, from March 2005 to October 2006. At Vertis, he served as Vice President Premedia Operations and most recently as Senior Vice President & General Manager for the Premedia business unit. Mr. Winchester previously was employed by Net Results, Inc., a computer integration and consulting company, from 2001 to 2005 as Vice President, Director of Operations. Mr. Winchester holds a BS in business management from the University of Maryland.

Vic Baranowski has been employed by us since 1989. He has been our Northeast Vice President since 2003. Mr. Baranowski’s responsibilities include sales, marketing, business operations and startups, and he is responsible for locations serving the gravure market in the northeast and midwest regions. Mr. Baranowski holds an MBA and an undergraduate degree from Rensselaer Polytechnic Institute.

Terence E. Dunn has been employed by us since 1983. He has been the Global Business Unit Manager for the Procter & Gamble account since 1997. Over the years, Mr. Dunn has held positions as our Production Control Manager, Sales Representative, Sales Manager, Print Production Manager and General Manager. In 1997, Mr. Dunn was responsible for the start up of SGS Mexico and managed the facility for five years. He graduated from Quincy University with a BS in elementary education.

Benjamin F. Harmon, IV was employed by the Company as Vice President, General Counsel and Secretary in January 2006. Mr. Harmon joined Reynolds Metals Company (Southern Graphic Systems, Inc.’s former parent company) as an attorney in 1989 and handled various legal matters for Reynolds and its subsidiaries. After Alcoa Inc. acquired Reynolds in 2000, Mr. Harmon became Manager, Business Development for Alcoa’s Packaging and Consumer Group, where he worked with Southern Graphic Systems, Inc. and other Alcoa businesses in a non-legal capacity planning and negotiating acquisitions and divestitures through December 2005. Mr. Harmon is a member of the Virginia State Bar.

Christopher Horton has been employed by us since 2001 as Vice President of the Southern Region. He founded Advance Printing Products in 1988, which grew profitably to an $8 million business with three locations before being acquired by us in March 2001. Mr. Horton currently manages five of our operations. Additionally, he has assumed national market sector responsibility for the corrugated box market. He has 17 years of experience in the graphic arts industry. He earned a BS in accounting from Clemson University.

C. Michael Jackson, Sr. has been employed with us since March 2007 following our acquisition of the business of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics company Mr. Jackson helped found 25 years earlier. Mr. Jackson now serves as Chief Operating Officer of our C.M. Jackson Associates, Inc. Division. Mr. Jackson served in various executive roles with CMJ, most recently as President and CEO. Mr. Jackson earned a degree in Graphics Art from New York Community College and a Bachelors Degree in Graphics Art from Pratt Institute.

William D. Klocke has been employed by us since 2002 as a Regional Vice President. His responsibilities span business operations, sales, marketing and mergers/acquisitions. Mr. Klocke has responsibilities for three locations. He has over 30 years of experience in the graphics industry. Prior to joining us, he held various positions at COLORHOUSE, including serving as its President and Vice President of Operations. He holds a graphic arts degree from North Dakota College of Science.

Donald Newton has been employed by us since 1997. He currently serves as a commercial accounts executive for a number of our major customers including Johnson and Johnson. In 2002, Mr. Newton led the implementation of the Alcoa Business System, which has generated substantial savings for us. In 2004, he led the acquisition of Smurfit Stone’s Graphic Center and MacKay’s Florence facility and was responsible for integrating these groups into the Company. He has 30 years of experience working in various industries including aluminum production and recycling, paper manufacturing and prepress. He is a graduate of Virginia Tech with a BS in mechanical engineering. He is an ASQC Certified Quality Engineer and has received his MBA from the College of William and Mary.

Larry S. Nussbaum has been employed with us since March 2007 following our acquisition of the CMJ business. Mr. Nussbaum now serves as Chief Executive Officer of our C.M. Jackson Associates, Inc. Division. Mr. Nussbaum was co-owner of CMJ with C. Michael Jackson, Sr. and employed for over 15 years with CMJ as Principal Partner and Chief Financial Officer. Mr. Nussbaum holds a Bachelors degree from City College of New York and an MBA degree from Baruch College.

Todd Santo has been employed by us since 1994. He joined the Company in a senior sales management role in 1994 and was promoted to General Manager of the St. Louis operation in 1996. In 2005 he was promoted to Vice President of Creative Services. Prior to joining the Company, he served in a senior management role with Anheuser-Busch.

Brian C. Sinta has been employed with the company since November 2006 as Vice President Sales, Consumer Packaged Goods. He was previously employed at Vertis, Inc. from 1995 through 2006 in a number of positions, including account executive and Director Consumer Packaged Goods and most recently as Vice President Sales, Consumer Packaged Goods. Mr. Sinta earned a BS degree from Western Michigan University and an MBA degree from the Kellogg School of Management.

Dennis Wilcox has been employed by us since 1978. He became a Regional Vice President, with responsibility for four locations in the southeast, in 2001. Mr. Wilcox has held numerous positions in the gravure engraving industry since he started in the industry in 1971.

Joseph M. Silvestri has been since July 2006 a Managing Partner at Court Square Capital Partners, LP, a private equity firm, and became one of our directors in connection with our formation in November 2005. Mr. Silvestri previously was a Managing

Partner of Citigroup Venture Capital (“CVC”), also a private equity firm, having joined CVC in 1990. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of MacDermid, Incorporated, Auto Europe Group and Worldspan L.P.

John P. Civantos has been since July 2006 a Partner at Court Square Capital Partners, LP, a private equity firm, and became one of our directors in connection with our formation in November 2005. Mr. Civantos previously was a Partner of CVC, having joined CVC in 2004 after serving for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to Hicks, Muse, he was with Morgan Stanley & Co. Mr. Civantos is a director of Remy International, Inc. and IWCO Direct Inc.

Thomas L. Hammond became one of our directors in December 2005. He was our president from 1978 to 2002, and our Chief Executive Officer from 2000 until 2002, when he retired. He has a BS in mechanical engineering from Purdue and a J.D. from the University of Louisville.

Richard Leong became one of our directors in February 2006. Mr. Leong has served as the Managing Director of Flexo Manufacturing Corporation, a Philippines-based maker of flexible packaging, since 2004 and served as that company’s Executive Vice President from 1996 to 2003. He is also the Chairman of Tigerpack Ltd. (Shanghai), a flexible packaging maker located in China, and serves as the Chief Investment Advisor to Lyon Capital Partners, a private investment fund. Mr. Leong received his BS in Economics, with a concentration in Decision Sciences, from the Wharton School of the University of Pennsylvania.

AUDIT COMMITTEE FINANCIAL EXPERT

Messrs. Silvestri, Civantos and Leong comprise our audit committee (the “Audit Committee”). The Audit Committee has determined that it does not have an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Audit Committee believes that its members have demonstrated the capability of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

RECOMMENDATION OF NOMINEES TO THE BOARD OF DIRECTORS

The Registrant does not have in place procedures by which its security holders may recommend nominees to its Board of Directors.

CODE OF ETHICS

Before the Acquisition, Southern Graphic Systems, Inc. and its affiliates were subject to the Business Conduct Policies of Alcoa Inc., which applied to all officers and employees of Alcoa Inc. and its controlled subsidiaries, affiliates and joint ventures. The Registrant has not yet adopted a code of ethics that applies to the Registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, but is considering the adoption of such a code that would be appropriate in view of the Company’s post-Acquisition structure.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The Compensation Committee has responsibility for establishing and monitoring our compensation philosophy. Executive officers shown in the Summary Compensation Table (each, an “Executive”) are compensated through a combination of base salary, bonus plan awards and various other benefits designed to be competitive with comparable employees and align with the long term interests of the Company’s shareholders. Base salary and bonus awards are paid annually and designed to reward current performance. Our Compensation Committee reviews annually the base salaries and the performance targets for Executive bonus compensation. Executive bonus compensation is designed to be earned based on the achievement of Company-wide performance objectives and goals, personal performance and the Executive’s demonstrated adherence to Company values.

Targeted Overall Compensation

Messrs. Baughman, Naccarato, Dahmus and Harmon have employment agreements with the Company that set forth their compensation and terms and conditions of employment. Their compensation levels were set by the Company at prevailing levels for comparable positions in similarly sized companies in our industry. The Compensation Committee reviews their compensation annually.

Compensation Setting Process

The Compensation Committee reviews and approves compensation and awards for the Company’s officers at the level of Senior Vice President and above and provides oversight of management’s decisions concerning the compensation of other Company officers. Base salary is designed to be competitive by position in the marketplace. We set base salary at levels to attract and retain top management talent. Those salaries are reviewed periodically. Base salary compensates each Executive for primary responsibilities of his position. Base salaries payable to each Executive with an employment agreement may be increased but may not be decreased.

Base salaries as of December 31, 2006, for Messrs. Baughman, Dahmus, Naccarato, Harmon and Shannon are $320,000; $220,000; $275,000; $175,000; and $216,414 respectively.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2006 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization) and Debt Paydown as financial performance goals for all Executives. The 2006 EBITDA target, at 100% of plan, was established at $63.9 million and the Debt Paydown target at $13.7 million. EBITDA performance measures our operational cash flow generated and is one of our measures for comparing companies within and across industries. This measure is also of interest to our Company’s securityholders, since EBITDA is essentially the income that a company has free for interest payments and principal repayment. Debt Paydown performance aligns with our Company objective to reduce debt related service costs and improve Company net worth.

Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2006 plan year Target EBITDA was weighted at 80% and Debt Paydown at 20% of total management incentive bonus. Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary. Mr. Harmon’s target bonus amount was set at 30% of his base salary and Mr. Shannon’s target bonus amount was set at 35% of his base salary.

Equity Ownership

Our compensation philosophy includes adding an equity based element to our compensation package for senior management. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance and enhance the long term interests of the Company’s stockholders. Each Executive was given the opportunity to, and did, purchase common and preferred stock of Southern Graphics Inc. in 2006. See the discussion under “Equity Investment” in Item 13. The Company may offer stock options to senior management including Executives in the future.

Severance Benefits

The Company may terminate an Executive’s employment without cause at any time. For those who have employment agreements, severance benefits are outlined in the employment agreements. Severance benefits for Executives not having an employment agreement would be determined by reference to the Company’s severance guidelines. The purpose of the severance benefits is to assist the Executive with his transition into new employment, recognizing that it may take time for that person to find comparable employment elsewhere. Each Executive’s severance is outlined in his employment agreement or, if none, in the Company severance guidelines.

Other Benefits

Reflecting the Company’s culture of respect and value for all employees, the Company offers salaried employees, including Executives, a group benefits package that is competitive in our industry. Executives may participate in a group retirement savings plan, various group health and welfare benefit plans and a deferred compensation plan.

The Retirement Savings Plan is available to all employees including Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis, not to exceed an annual dollar IRS limitation, which was $15,000 in 2006. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

Executives are also eligible to participate in the Deferred Compensation Plan. This plan allows plan participants to continue to contribute a percentage of their annual pay on a pre-tax basis after they have reached the annual dollar IRS limitation in the Retirement Savings Plan. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report.

COMPENSATION COMMITTEE

Joseph M. Silvestri

John P. Civantos

Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and three of our other most highly compensated executive officers for our fiscal year ended 2006. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry R. Baughman President and Chief Executive Officer	2006	$316,727	None	None	None	$163,960	None	$28,030	$508,717

James M. Dahmus Chief Financial Officer	2006	$160,417	None	None	$111	$112,723	None	$15,350	$288,601

Luca C. Naccarato Executive Vice President	2006	$272,944	None	None	None	$140,903	None	$19,950	$433,797

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary	2006	$175,000	None	None	None	$46,578	None	$5,083	$226,661

Michael L. Shannon Senior Vice President Global Operations	2006	$216,414	None	None	None	$67,201	None	$15,492	$299,107

(1)	James Dahmus commenced employment on April 10, 2006.
(2)	Michael Shannon is not employed under an employment agreement.
(3)	Non-Equity Incentive Plan Compensation based on 2006 Adjusted EBITDA performance of $61.8 million, The Adjusted EBITDA amount includes the addition of allowed adjustments, which primarily consist of one-time charges.

ALL OTHER COMPENSATION

Name and Principal Position	Year	Company Contributions To Retirement Savings Plan ($)	Contributions to Non-Deferred Comp ($)	Other ($)	Total ($)
(a)	(b)	(c)	(e)	(g)	(j)

Henry R. Baughman President and Chief Executive Officer	2006	$1,679	$8,302	$18,049	$28,030

James M. Dahmus Chief Financial Officer	2006	$6,600	None	$8,750	$15,350

Luca C. Naccarato Executive Vice President	2006	$5,552	$2,698	$11,700	$19,950

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary	2006	$5,083	None	None	$5,083

Michael L. Shannon Senior Vice President Global Operations	2006	$6,492	None	$9,000	$15,492

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance and unused paid vacation.

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements is initially three years for Mr. Baughman and four years for Mr. Naccarato and will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Each of these agreements was amended on January 25, 2006, to increase Mr. Baughman’s base salary from $241,440 to $320,000 and Mr. Naccarato’s base salary from $225,649 to $275,000. The remaining terms of such agreements were not changed by such amendments.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement is initially three years and will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Mr. Dahmus’ base salary is $220,000.

Each executive is entitled to receive the base salary set forth in such executive’s employment agreement, which will be reviewed annually throughout the term. In addition to base salary, the executives are entitled to participate in our employee benefit plans for senior management. The executives are also eligible to participate in our new senior management bonus plans, when adopted, with annual incentive targets of 50% of base salary.

Each executive’s employment will terminate automatically upon his death. We may terminate the executive’s employment for any disability that has continued for a period of ninety days. We may also terminate the executive’s employment at any time for “cause” (as described below) upon written notice. We may also terminate the executive’s employment at any time without cause, upon written notice. The executive may terminate his employment upon not less than thirty days written notice prior to the effective date of such termination. If the executive terminates his employment for “good reason” (as defined below) it will be deemed to be a termination of the executive’s employment without cause by us.

“Cause” generally means any of the following: (i) gross or willful misconduct; (ii) willful and repeated failure to comply with the directives of our board of directors or any of our supervisory personnel; (iii) any criminal act or act of dishonesty or willful misconduct or any act of fraud, dishonesty or misappropriation involving us or any of our subsidiaries; (iv) any conviction or plea of guilty or nolo contendere to a felony or a crime involving dishonesty; (v) breach of the terms of any confidentiality, non-competition, non-solicitation or employment agreement the executive has with us or any of our subsidiaries; (vi) acts of malfeasance or negligence in a matter of material importance to us or any of our subsidiaries; (vii) the material failure to perform the duties and responsibilities of the executive’s position after written notice and a reasonable opportunity to cure (not to exceed 30 days), (viii) grossly negligent conduct; or (ix) activities materially damaging to us or any of our subsidiaries.

“Good reason” generally means, after written notice by the executive to our board of directors and a reasonable opportunity for us to cure (not to exceed 30 days), any of the following: (i) the executive’s base salary is not paid or is reduced by more than ten percent in the aggregate other than as part of a salary reduction program pursuant to which the base salaries of all executive officers are reduced by the same percentage at the same time and for the same period of time; (ii) the executive’s target incentive payments are reduced; or (iii) the executive’s job duties and responsibilities are diminished. The expiration of the term of the employment agreement (including notice of non-renewal) shall not be considered “good reason.”

If an executive’s employment is terminated for any reason, the executive shall be entitled to receive the employee benefits to which he is entitled pursuant to the terms of the relevant employee benefit plans in which the executive participates. If an executive’s employment is terminated because of disability, the executive shall receive his normal compensation for the period of disability prior to termination of employment, and then will be entitled to receive a pro rata portion of his bonus payments from the senior management bonus plan. If any f the executives is terminated, other than for cause or by death or disability, or if any of them terminates employment for good reason, he shall be entitled to (i) receive 50% of his base salary for a twenty-four month period thereafter; (ii) receive a pro rata share of the estimated bonus for the year in which the termination occurs; and (iii) continued participation in the employee welfare benefit plans for the executive and his dependents (other than disability and life insurance) for twenty-four months for Messrs. Baughman and Naccarato and twelve months for James Dahmus.

If an executive is terminated for cause, dies or becomes disabled or voluntarily terminates employment other than for good reason, he shall be only entitled to payment of earned and unpaid base salary to the date of termination and, in the case of death, payment of earned and unpaid incentive payments.

The employment agreements also provide that, during the executive’s employment and for a period of twenty-four months after the end of the executive’s employment with us for Messrs. Baughman and Naccarato and twelve months after the end of the executive’s employment for Mr. Dahmus, referred to below as the non-competition period, the executive will not (i) compete, directly or indirectly, with us (ii) solicit or hire current and former employees, or (iii) solicit current and former customers. In consideration of the executive’s non-competition and non-solicitation agreement with respect to periods after termination of employment, we will pay the executive an amount equal to 50% of his base salary during the non-competition period. If the executive breaches any of the non-competition or non-solicitation restrictions, the executive will waive and forfeit any and all rights to any further payments under his employment agreement and will repay any severance pay received under such agreement to us.

We entered into an employment agreement with Mr. Harmon on January 1, 2006. The term of his employment agreement is initially three years and will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Mr. Harmon’s base salary was initially set at $175,000 and was later increased to $183,750 on February 1, 2007. Mr. Harmon is eligible to participate in any incentive and bonus plans available to any other similarly situated senior management employees.

Mr. Harmon’s employment will terminate automatically upon his death. We may terminate Mr. Harmon’s employment six months from the onset of total disability. We may also terminate Mr. Harmon’s employment for “cause” upon written notice. We may also terminate Mr. Harmon’s employment without cause upon written notice. Finally, Mr. Harmon may terminate his employment with thirty days’ written notice.

“Cause” generally means any of the following: (i) gross or willful misconduct; (ii) willful and repeated failure to comply with the directives of our board of directors or any of our supervisory personnel; (iii) any criminal act or act of dishonesty or willful misconduct or any act of fraud, dishonesty or misappropriation involving us or any of our subsidiaries; (iv) any conviction or plea of guilty or nolo contendere to a felony or a crime involving dishonesty; (v) breach of the terms of any confidentiality, non-competition, non-solicitation or employment agreement he has with us or any of our subsidiaries; (vi) acts of malfeasance or negligence in a matter of material importance to us or any of our subsidiaries; (vii) the material failure to perform the duties and responsibilities of the position after written notice and a reasonable opportunity to cure (not to exceed 30 days), (viii) grossly negligent conduct; or (ix) activities materially damaging to us or any of our subsidiaries.

If Mr. Harmon is terminated for cause, dies or becomes disabled or voluntarily terminates employment other than for good reason, he shall be only entitled to payment of earned and unpaid base salary to the date of termination and, in the case of death, payment of earned and unpaid incentive payments. If Mr. Harmon’s employment is terminated because of disability, he shall receive his normal compensation for the period of disability preceding termination of employment and then will be entitled to receive a prorated portion of his bonus payments to the date of termination under any incentive and/or bonus plans in which he participates. If Mr. Harmon is terminated, other than for cause or by death or disability, or if he terminates employment for good reason, he shall be entitled to (a) receive 100% if his base salary for a twelve month period thereafter; (b) receive a pro rata share of the estimated bonus for the year in which the termination occurs; and (c) continued participation in the employee welfare benefit plans (other than disability and life insurance) for the remainder of the employment term. If Mr. Harmon receives notification that his employment agreement will not renewed for a subsequent period (for a reason other than termination for cause) and that he will not be permitted to continue his employment without an employment agreement following termination of this agreement, he will be entitled to a lump sum payment of his annual base salary upon termination. Finally, if Mr. Harmon is terminated for cause, dies or voluntarily terminates other than for good reason, he shall only be entitled to payment of earned and unpaid base salary to the date of termination and, in the case of death, payment of earned and unpaid incentive payments.

The employment agreement for Mr. Harmon also provides that, during his employment and for a period of twelve months after the end of his employment he shall not directly or indirectly, for his benefit or with any person, firm or corporation whatsoever, other than the Company, own, manage, operate, control, provide consulting services to, or be connected in any manner with, any business of the type and character engaged in and competitive with that conducted by SGS in the geographic and product market areas of the Company. Further , the employment agreement provides that Mr. Harmon, for as long as he is employed by the Company and during the twelve month post termination period he shall not (1) interfere with the employment relationship between the Company and its other employees by soliciting any of such individuals to participate in independent business ventures; or (ii) solicit, in connection with any business of the type and character engaged in and competitive with that conducted by the Company, any current or former customers of the Company.

Equity Awards

Below is a summary of the future payouts under non-equity incentive plan awards and all other option awards:

GRANTS OF PLAN-BASED AWARDS

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number Of Shares Of Stock Or Units (#)	All other Option Awards: Number Of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Henry R. Baughman President and Chief Executive Officer		$3,200	$160,000	$320,000	None	None	None	None	None	None	None

James M. Dahmus Chief Financial Officer		$2,200	$110,000	$220,000	None	None	None	None	1,500	161	$111

Luca C. Naccarato Executive Vice President		$2,750	$137,500	$275,000	None	None	None	None	None	None	None

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary		$26,250	$52,500	$63,000	None	None	None	None	None	None	None

Michael L. Shannon Senior Vice President Global Operations		$37,872	$75,744	$90,894	None	None	None	None	None	None	None

(1)	On July 25, 2006, the Board of Directors of Southern Graphics, Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board approved the grant to James M. Dahmus and certain other members of management of options to acquire an aggregate of 7,300 shares of the Company Class A common stock at par value $.01 per share.
(2)	The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that declines (but not below fair market value of the underlying shares on the grant date) through the fifth anniversary of the grant date. The options will become exercisable at the rate of 20% per year, beginning on December 31, 2006 and ending on December 31, 2010. All outstanding options will vest immediately upon a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and Principal Position	Number of Securities Underlying Unexcused Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares r Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry R. Baughman President and Chief Executive Officer	None	None	None	None	None	None	None	None	None

James M. Dahmus Chief Financial Officer	300	1200	None	161	7-25-2016	None	None	None	None

Luca C. Naccarato Executive Vice President	None	None	None	None	None	None	None	None	None

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary	None	None	None	None	None	None	None	None	None

Michael L. Shannon Senior Vice President Global Operations	None	None	None	None	None	None	None	None	None

Nonqualified Deferred Compensation

Below is the summary of nonqualified deferred compensation. Executives are eligible to participate in the Deferred Compensation Plan. The plan is unfunded and benefits under the plan are paid from the general assets of the Company. Executives whose salary deferrals to the Company’s qualified plans are limited by Internal Revenue Code limitations may elect to reduce his salary and credited to the plan the excess, if any, of (i) the amount of salary deferrals that would have been credited pursuant to the Retirement Savings Plan on his behalf for the plan year had the statutory limitations not been applicable over (ii) the amount of salary deferrals actually credited for the year by the participant to the Retirement Savings Plan. Salary reduction credits under the plan are in the same percentage as most recently elected under the Retirement Savings Plan. For each payroll period for which the Company credits salary to the plan on behalf of the participant, matching credits are also credited to the plan on behalf of the participant. The matching credits for each payroll period are equal to an amount not greater than 100 percent of that portion of the salary reduction credits that do not exceed 6% of the participant’s salary for the payroll period. The balance of a plan participant’s benefit under the plan will be distributed upon the plan participant’s termination of employment or death (to the plan participant’s beneficiary) in a lump sum, unless the participant elects to have the benefit paid in annual installments over a period of not more than ten years.

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Henry R. Baughman President and Chief Executive Officer	$22,139	$8,302	$293	None	$30,734

James M. Dahmus Chief Financial Officer	None	None	None	None	None

Luca C. Naccarato Executive Vice President	$4,497	$2,698	$24	None	$7,219

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary	None	None	None	None	None

Michael L. Shannon Senior Vice President Global Operations	None	None	None	None	None

Termination Benefits

Below is the summary of the estimated termination benefits that would be paid to each current executive as of December 31, 2006 in the various circumstances listed.

TERMINATION BENEFITS

Name and Principal Position	Termination With Cause	Termination Without Cause	Death or Disability	Change In Control
(a)	(b)	(c)	(d)	(e)
Henry R. Baughman President and Chief Executive Officer Cash Payments Health and welfare benefits Total		— — $640,000 $25,156 $665,156	— — $160,000 — $160,000

James M. Dahmus Chief Financial Officer Cash Payments Health and welfare benefits Total		— — $220,000 $12,578 $232,578	— — $110,000 — $110,000

Luca C. Naccarato Executive Vice President Cash Payments Health and welfare benefits Total		— — $550,000 $25,156 $575,156	— — $137,500 — $137,500

Benjamin F. Harmon, IV Vice President, General Counsel and Secretary Cash Payments Health and welfare benefits Total		— — $175,000 $8,027 $183,027	— $52,500 — $52,500

Michael L. Shannon Senior Vice President Global Operations Cash Payments Health and welfare benefits Total		— — $108,207 $6,289 $114,496	— — — — —

(1)	Henry Baughman would be paid a severance in the amount equal to one hundred percent ( 100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Baughman would be entitled to his target management incentive bonus.
(2)	James Dahmus would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twelve (12) months if terminated without cause. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Dahmus would be entitled to his target management incentive bonus.
(3)	Luca Naccarato would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Naccarato would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Naccarato would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Naccarato would be entitled to his target management incentive bonus.
(4)

Benjamin Harmon would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twelve (12) months if terminated without cause. Additionally, Mr. Harmon would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Harmon would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Harmon would be entitled to his target management incentive bonus.

(5)	Michael Shannon would be paid a severance, pursuant to Company severance guidelines, in the amount equal to one hundred percent (100%) of his base salary for a period of six (6) months if terminated without cause. Additionally, Mr. Shannon would be entitled to continued participation in the welfare benefit plans for a period of six months (6) months.

Compensation of Directors

Below is the summary of Director compensation. Directors (other than management directors) are paid $15,000 per year for serving on the Registrant’s board and are reimbursed for out-of-pocket expenses incurred in connection with attending the Registrant’s board of director meetings.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph M. Silvestri	None	None	None	None	None	None	None
John P. Civantos	None	None	None	None	None	None	None
Thomas L. Hammond	$15,000	None	None	None	None	$50,000	$65,000
Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Joseph Silvestri and John Civantos waived their Directors fees for 2006. Mr. Silvestri is a Managing Partner, and Mr. Civantos a Partner, of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement.
(2)	Thomas Hammond was paid a $50,000 consulting fee in 2006.

Compensation Committee Interlocks and Insider Participation

Messrs. Silvestri, Civantos and Hammond comprise our Compensation Committee. Mr. Silvestri is a Managing Partner, and Mr. Civantos a Partner, of Court Square Advisor LLC, which receives an annual fee of $0.5 million per year plus reasonable out-of-pocket expenses from the Company, pursuant to an Advisory Agreement. See the discussion under “Advisory Agreement” in Item 13.

Messrs. Silvestri and Civantos were officers of the Registrant before the Acquisition and resigned their positions on December 30, 2005 effective with the Acquisition. Mr. Hammond was the former Chief Executive Officer of Southern Graphic Systems, Inc. from 2000 until 2002, when he retired.

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the Registrant’s outstanding capital stock is held by Southern Graphics Inc. (“SGS Holdco”). The following table sets forth certain information regarding the beneficial ownership of SGS Holdco by (i) each person or entity known to us to own more than 5% of any class of the outstanding securities of SGS Holdco, (ii) each member of the Registrant’s board of directors and each of our named executive officers and (iii) all members of the Registrant’s board of directors and executive officers as a group. The outstanding securities of SGS Holdco consist of approximately one million shares of common stock and 970,000 shares of preferred stock. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number and Percent of Shares of Southern Graphics Inc.[1]
	Common Stock		Preferred Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.[2] 399 Park Avenue New York, NY 10043	731,462	73.15%	788,354	81.27%
Lyon Southern	127,358	12.74%	137,264	14.15%
Named Executive Officers and Directors:
Henry R. Baughman	22,712	2.27%	229.02%
James M. Dahmus[3]	13,861	1.4%	1,144.12%
Luca C. Naccarato	22,712	2.27%	229.02%
Michael L. Shannon	5,425.54%		458.05%
Benjamin F. Harmon, IV	2,712.27%		229.02%
Joseph M. Silvestri[2,4,5]	733,160	73.32%	790,184	81.46%
John P. Civantos[2,4]	731,760	73.18%	788,674	81.31%
Thomas L. Hammond	1,698.17%		1,830.19%
Richard Leong	—	—	—	—

All executive officers and directors as a group
(11 persons)[2,4,5,6]	810,715	81.07%	795,310	81.99%

1	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
2	Includes shares of Common Stock (717,467.988) and Preferred Stock (773,271.028) held by Citigroup Venture Capital Equity Partners, L.P., shares of Common Stock (7,400.479) and Preferred Stock (7,976.069) held by CVC/SSB Employee Fund, L.P. and shares of Common Stock (6,593.814) and Preferred Stock (7,106.676) held by CVC Executive Fund LLC.
3	Includes options to acquire 300 shares of Common Stock under the Southern Graphics Inc. Stock Incentive Plan.
4	Court Square Advisor LLC, an independent company formed by the former managers of CVC, manages and has voting power with respect to the shares owned by Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., and CVC Executive Fund LLC. Messrs. Silvestri and Civantos are the Managing Partner and Partner, respectively, of Court Square Advisor LLC, which manages CVC’s investment in Southern Graphics Inc., and disclaim beneficial ownership of the shares held by CVC, CVC/SSB Employee Fund, L.P. and CVC Executive Fund LLC. The address of Mr. Silvestri and Mr. Civantos is c/o Court Square Capital Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY 10022.

5	Includes shares of Common Stock held by the Silvestri 2002 Trust. Mr. Silvestri disclaims beneficial ownership of the shares held by the Silvestri 2002 Trust.
6	Includes shares purchased by Messrs. Baughman, Dahmus, Naccarato, Shannon and Harmon, as well as certain other members of management after December 30, 2005. See “Certain relationships and related party transactions.”

Item 13.	Certain Relationships and Related Transactions

EQUITY INVESTMENT

In connection with the Acquisition, CVC and SGS Holdco entered into a Stockholders’ Agreement providing for CVC’s investment in SGS Holdco and containing agreements among its stockholders with respect to certain rights and restrictions and with respect to its corporate governance. SGS Holdco contributed the proceeds from the sale of its equity interest to the Registrant. The following is a summary description of the principal terms of the equity investment provisions of the Stockholders’ Agreement.

Pursuant to the Stockholders’ Agreement and a related subscription agreement, CVC and certain employees of CVC purchased 1,000,000 shares of common stock of SGS Holdco for $10.0 million and 970,000 shares of perpetual preferred stock of SGS Holdco for $97.0 million. Since the closing of the Acquisition, Messrs. Baughman, Dahmus, Naccarato, Shannon and Harmon along with other management investors purchased approximately 105,094.32 shares of common stock and 5,493.572 shares of perpetual preferred stock of SGS Holdco, in the aggregate, at the same purchase price per share as CVC. The proceeds from the sale of shares to management investors were used to repurchase an equivalent number of shares of SGS Holdco from CVC. The common stock of SGS Holdco purchased by the management investors will vest in five equal annual installments or, in the case of Mr. Baughman, if he retires after three years, he will be fully vested upon retirement. All vesting of such common stock is subject to the employee’s continuous employment with us and the terms and conditions of the Stockholders’ Agreement, including SGS Holdco’s repurchase rights upon termination of employment. In addition, Mr. Hammond made an investment of $200,000 in SGS Holdco. Mr. Hammond purchased approximately 1,700 shares of common stock and 1,830 shares of perpetual preferred stock of SGS Holdco at the same price per share and in the same ratio as CVC. The purchase price for such shares consisted of $150,000 in cash and the waiver of a $50,000 consulting fee owed to Mr. Hammond from the Registrant. As with the management purchases, the proceeds were used to repurchase from CVC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. In other transactions, Lyon Southern, Inc. (“Lyon”), an affiliate of Richard Leong, purchased approximately 127,000 shares of common stock and 137,000 shares of perpetual preferred stock of SGS Holdco, and other third party investors purchased approximately 8,500 shares of common stock and 9,150 shares of perpetual preferred stock of SGS Holdco, in each case at the same price per share and in the same ratio as CVC, with the proceeds being used to repurchase from CVC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. SGS Holdco has the right to redeem the shares of perpetual preferred stock at any time at a price equal to $100 per share plus dividends accrued to the date of redemption. The following chart sets forth a summary of such stock sales:

Name	Class A Common	Series A Preferred	Purchase Price
Management Investors	105,094.32	5,493.572	$1,600,300
Thomas Hammond	1,698.113	1,830.189	$200,000
Lyon Southern	127,358.491	137,264.151	$15,000,000
Others	8,490.970	9,150.940	$1,000,000

OTHER PROVISIONS OF THE STOCKHOLDERS’ AGREEMENT

Pursuant to the Stockholders’ Agreement, the stockholders of SGS Holdco will agree to take all actions so that its Board of Directors is composed of up to six directors, which so long as SGS Holdco has not consummated a public offering will include SGS Holdco’s CEO and up to five individuals designated by CVC. SGS Holdco’s board of directors currently consists of Messrs. Silvestri, Civantos, Baughman, Hammond and Leong.

The Stockholders’ Agreement contains provisions that, with some exceptions, restrict the ability of the stockholders to transfer any common stock or preferred stock of SGS Holdco except pursuant to the terms of the Stockholders’ Agreement. If holders of more than 50% of the common stock of SGS Holdco approve the sale of either the Company or SGS Holdco, which is known under the Stockholders’ Agreement as an approved sale, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock of SGS Holdco, each stockholder has agreed to sell all of its common stock and preferred stock of SGS Holdco on the terms and conditions approved by holders of a majority of the common stock of SGS Holdco then outstanding. In the event SGS Holdco proposes to issue and sell, other than in a public offering under a registration statement, any shares of its common stock or any securities containing options or rights to acquire any shares of its common stock or any securities convertible into its common stock to CVC or any of its respective affiliates, SGS Holdco must first offer to each of the other stockholders a pro rata portion of such shares. These preemptive rights will not be applicable to certain issuances of shares of SGS Holdco, including issuances of common stock of SGS Holdco upon conversion of shares of one class of common stock into shares of another class. Subject to some limitations (including the ability of CVC to sell to affiliates and to sell a portion of its holdings to other investors) CVC may not sell any of its shares of common stock without offering the other stockholders of SGS Holdco a pro rata opportunity to participate in the sale.

The related subscription agreement for management investors also provides for additional restrictions on transfer of shares of SGS Holdco by our executive officers and other employees, including the right of SGS Holdco to repurchase shares upon termination of the stockholder’s employment prior to December 30, 2010. If the management investor resigns or is terminated without cause, the repurchase price for vested shares of common stock of SGS Holdco will be their fair market value and the repurchase price for unvested shares will be their cost. If the management investor is terminated for cause, the repurchase price for all shares of common stock of SGS Holdco will be based on the lower of cost or fair market value. The Stockholders’ Agreement also provides for a right of first refusal in favor of SGS Holdco in the event a management investor elects to transfer shares of stock of SGS Holdco.

The Stockholders’ Agreement also provides that in consideration for the opportunity to purchase common stock of SGS Holdco, each management investor released all claims against us and SGS Holdco (other than claims for compensation and benefits in the ordinary course of business) and agreed for a period of one year after his termination of employment to not (i) compete directly or indirectly with us, (ii) solicit or hire current and former employees, and (iii) solicit current and former customers.

REGISTRATION RIGHTS AGREEMENT

As part of the Stockholders’ Agreement, CVC and the other stockholders of SGS Holdco are parties to a registration rights agreement. Under the registration rights agreement, upon the written request of CVC, SGS Holdco will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares of SGS Holdco held by CVC or its affiliates and use its best efforts to cause the registration statement to become effective. If at any time SGS Holdco files a registration statement for its common stock pursuant to a request by CVC, or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or its existing stockholders, or a registration statement registering a unit offering, which we refer to as a qualified offering), SGS Holdco will use its best efforts to allow the other parties to the registration rights agreement to have their shares of common stock of SGS Holdco (or a portion of their shares under some circumstances) included in the offering of common stock of SGS Holdco. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or in some cases the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by SGS Holdco.

ADVISORY AGREEMENT

In connection with the Acquisition, we entered into an advisory agreement with CVC Management LLC. This agreement was assigned to Court Square Advisor LLC (“CS Advisor”) on July 31, 2006. CS Advisor may provide financial, advisory and consulting services to us under the advisory agreement. In exchange for these services, CS Advisor will be entitled to an annual advisory fee of $0.5 million per year plus reasonable out-of-pocket expenses. We have also agreed to pay CS Advisor a transaction fee in connection with the consummation of any acquisition, divestiture or financing with a value in excess of $25,000,000, including any refinancing, by us or any of our subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. This advisory agreement has an initial term of ten years from December 30, 2005, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control upon payment of the relevant transaction fee, and also terminates, upon payment of a fee based on the discounted value of the remaining annual advisory fees, on an initial public offering of SGS Holdco’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CS Advisor. Mr. Silvestri is a Managing Partner, and Mr. Civantos is a Partner, of CS Advisor.

RELATED PERSONS POLICIES AND PROCEDURES

Our Board of Directors is responsible for reviewing and recommending action regarding potential material transactions with any related party. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests.

To identify related party transactions not otherwise brought to the Board’s attention, each year we require our directors, executive officers and certain stockholders to complete Director and Officer Questionnaires identifying any transactions with us in which the stockholder, officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests.

If a potential conflict is identified the Board of Directors will review and discuss the transaction. At a minimum, we are required to comply with Section 144 of the Delaware General Corporation Law and therefore we may request that any implicated director recuse himself from the discussions and vote regarding the transaction.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rules 4200(a)(15) and 4350(d)(2)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP:

	2006	2005
Audit fees	$1,022,430	$—
Audit-related fees	174,600	274,144
Tax fees	—	—

Total	$1,197,030	$274,144

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The audit-related fees in 2006 related to professional services in connection with the Company’s Registration Statement on Form S-4 and preparation for Sarbanes Oxley. The audit-related fees in 2005 related to professional services rendered in connection with the preparation of the Offering Memorandum relating to the Registrant’s senior-subordinated notes.

During 2006, The Registrant’s Audit Committee implemented audit and non-audit pre-approval policies and procedures. The Audit Committee now pre-approves both the type of services to be provided by PricewaterhouseCoopers LLP and the estimated fees related to these services. The Audit Committee reviewed professional services and the possible effect on PricewaterhouseCoopers LLP’s independence was considered. The services provided by PricewaterhouseCoopers LLP during 2006 were approved by the Audit Committee during 2006

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated / combined financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets — December 31, 2006 and December 31, 2005	F-3

Consolidated / Combined Statements of Operations – Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period Ended December 30, 2005, and Year Ended December 31, 2004	F-4

Consolidated / Combined Statements of Comprehensive Income and Stockholder’s Equity and Enterprise Capital — Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period Ended December 30, 2005, and Year Ended December 31, 2004

F-5

Consolidated / Combined Statements of Cash Flows — Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period Ended December 30, 2005, and Year Ended December 31, 2004	F-6

Notes to Consolidated / Combined Financial Statements	F-7

Financial Statement Schedule:

II — Valuation and Qualifying Accounts	S-1

Schedules other than those mentioned above have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

9.	VOTING TRUST AGREEMENTS

9.1	Stockholder Agreement, dated as of December 30, 2005, among Southern Graphics Inc. (the Registrant’s parent) and the parties referred to therein, incorporated by reference to exhibit 9.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
10.	MATERIAL CONTRACTS

10.1	Acquisition Agreement dated as of November 11, 2005, by and among the Registrant, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.2	First Amendment to the Acquisition Agreement dated as of December 30, 2005, by and among the Company, Project Dove Holdco, Inc., Southern Graphics Systems-Canada, Co. SGS-UK Holdings Limited, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.3	Indenture. See Exhibit 4.3.

10.4	Supplemental Indenture. See Exhibit 4.6

10.5	Registration Rights Agreement. See Exhibit 4.7.

10.6	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.7	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
10.8	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.9	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.10	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.11*	Employment Agreement, dated December 30, 2005, between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.12 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.12*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.13 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.13*	Supplemental Pension Agreement, dated as of April 6, 1999 between Southern Graphic Systems, Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.14 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.14*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.5 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
10.15*	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.7 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.16*	Employment Agreement, dated December 30, 2005, between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.15 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.17*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.16 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.18*	Agreement, dated as of June 23, 2003, regarding reimbursement of educational expenses between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.17 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.19*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated January 27, 2006, between the Registrant and Benjamin F. Harmon, IV, incorporated by reference to exhibit 10.22 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
10.23	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.24*	Stockholder Agreement. See Exhibit 9.1.

10.25*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.27*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.28*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan. Included in Exhibit 10.25

10.29*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan. Included in Exhibit 10.25

10.30	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.31*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr. incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, File No. 333-133825

10.32	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc.

EXHIBIT NUMBER	DESCRIPTION

21	SUBSIDIARIES

21.1	Subsidiaries of the Registrant

24.	POWERS OF ATTORNEY

24.1	Powers of Attorney

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 13, 2007	SGS INTERNATIONAL, INC.

		By:	/s/ HENRY R. BAUGHMAN
		Name:	Henry R. Baughman
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HENRY R. BAUGHMAN	President and Chief Executive Officer, and Director	April 13, 2007
Henry R. Baughman	(Principal Executive Officer)

/s/ James M. Dahmus	Chief Financial Officer	April 13, 2007
James M. Dahmus	(Principal Financial and Accounting Officer)

*	Director	April 13, 2007
Joseph M. Silvestri

*	Director	April 13, 2007
John P. Civantos

*	Director	April 13, 2007
Thomas L. Hammond

*	Director	April 13, 2007
Richard Leong

*By: /s/ BENJAMIN F. HARMON, IV		April 13, 2007
Benjamin F. Harmon, IV
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of

SGS International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income and stockholder’s equity and cash flows present fairly, in all material respects, the financial position of SGS International, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the one-day ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note P to the consolidated financial statements, the Company has restated its December 31, 2005 consolidated balance sheet.

/s/ PricewaterhouseCoopers
April 11, 2007
Louisville, Kentucky

Report of Independent Registered Public Accounting Firm

To the Shareholder of

Southern Graphic Systems:

In our opinion, the accompanying combined statements of operations, comprehensive income and enterprise capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Southern Graphic Systems for the period ended December 30, 2005 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
March 28, 2006
Except for note T, for which the date is May 1, 2006
Pittsburgh, Pennsylvania

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and December 31, 2005

(in thousands of dollars, except per share amounts)

	Successor
	December 31, 2006	December 31, 2005
Assets		(as Restated, see Note P)
Current assets:
Cash and cash equivalents	$12,658	$4,081
Receivables from customers, less allowances of $1,422 and $1,362 at December 31, 2006 and 2005, respectively	57,417	55,406
Inventories	5,733	4,128
Deferred income taxes	1,676	—
Prepaid expenses and other current assets	8,053	7,708

Total current assets	85,537	71,323
Properties, plants and equipment, net	52,413	56,410
Goodwill	157,778	156,445
Other intangible assets, net	163,113	165,805
Deferred financing costs, net	10,177	11,185
Other assets	509	379

Total assets	$469,527	$461,547

Liabilities
Current liabilities:
Accounts payable, trade	$15,719	$12,501
Accrued compensation	6,122	3,683
Accrued taxes, including taxes on income	1,680	1,080
Accrued interest	1,091	92
Other current liabilities	7,046	14,285
Current portion of short-term and long-term obligations	3,605	1,886

Total current liabilities	35,263	33,527
Long-term obligations, net of current portion	318,384	318,537
Non current liabilities	517	—
Deferred income taxes	5,395	2,568

Total liabilities	359,559	354,632

Contingencies and commitments
Stockholder's equity:
Common stock; $.01 par value; 1,000 shares authorized and outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	2,431	—
Retained earnings (accumulated deficit)	537	(85)

Total stockholder's equity	109,968	106,915

Total liabilities and stockholder's equity	$469,527	$461,547

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Operations

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004
Revenues
Sales	$290,074	$—	$267,369	$241,029
Sales to related parties	—	—	5,398	5,470

	290,074	—	272,767	246,499

Costs and Expenses
Cost of goods sold (exclusive of depreciation)	192,095	—	180,543	160,022
Selling, general, and administrative expenses	40,196	—	34,569	32,116
Depreciation and amortization	20,507	42	16,890	15,183
Related party interest expense	—	—	6,645	4,919
Interest expense	35,178	97	112	—
Other expense, net	457	—	1,457	23

Total costs and expenses	288,433	139	240,216	212,263

Income (loss) before income taxes	1,641	(139)	32,551	34,236
Provision (benefit) for taxes on income (loss)	1,019	(54)	12,757	13,673

Net income (loss)	$622	$(85)	$19,794	$20,563

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Comprehensive Income and Stockholders Equity / Enterprise Capital

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period Ended

December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Enterprise Capital	Accumulated Other Comprehensive Income	Total Stockholder's Equity / Enterprise Capital

Predecessor

Balance at December 31, 2003		$—	$—	$—	$112,665	$4,213	$116,878
Comprehensive income:
Net income	$20,563	—	—	—	20,563	—	20,563
Unrealized translation adjustments	2,250	—	—	—	—	2,250	2,250

Comprehensive income	$22,813

Stock compensation		—	—	—	148	—	148

Balance at December 31, 2004		—	—	—	133,376	6,463	139,839
Comprehensive income:
Net income	$19,794	—	—	—	19,794	—	19,794
Unrealized translation adjustments	1,807	—	—	—	—	1,807	1,807

Comprehensive income	$21,601

Stock compensation		—	—	—	246	—	246
Capital contributions		—	—	—	60,885	—	60,885

Balance at December 30, 2005		$—	$—	$—	$214,301	$8,270	$222,571

Successor
Southern Graphics, Inc. Holding Company investment in SGS International, Inc.		$—	$107,000	$—	$—	$—	$107,000
Net loss		—	—	(85)	—	—	(85)

Balance at December 31, 2005		—	107,000	(85)	—	—	106,915
Comprehensive income:
Net income	$622	—	—	622	—	—	622
Unrealized translation adjustments, net of tax	2,431	—	—	—	—	2,431	2,431

Comprehensive income	$3,053

Balance at December 31, 2006		$—	$107,000	$537	$—	$2,431	$109,968

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Cash Flows

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Cash from Operations
Net income (loss)	$622	$(85)	$19,794	$20,563
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	20,507	42	16,890	15,183
Amortization of deferred financing costs	1,226	5	—	—
Foreign currency loss on senior secured term loan	1,384	—	—	—
Change in deferred income taxes	625	—	(1,555)	(2,642)
Gain on sale of assets	—	—	(319)	—
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	(277)	851	(6,064)	2,735
Related party receivables	—	—	(24,050)	(25,817)
Inventories	(1,146)		—	—
Prepaid expenses and other current assets	(122)	—	487	(8,872)
Accounts payable and accrued expenses	(2,382)	92	(3,415)	2,317
Related party payables	—	—	10,385	12,562
Taxes, including taxes on income	(54)	(54)	516	159
Noncurrent assets and liabilities	(181)	—	1,877	(1,237)

Cash provided by operations	20,202	851	14,546	14,951

Financing Activities
Common Stock issuance	—	107,000	—	—
Borrowings on senior secured credit facility	—	118,700	—	—
Proceeds from senior subordinated notes	—	200,000	—	—
Deferred financing costs	(218)	(11,190)	—	—
Net changes in short-term borrowings	1,600	—	17,485	7,983
Contributions of minority interest holder	—	—	221	—
Payments on senior secured notes	(1,202)	—	—	—
Payments on other long-term debt	(672)	—	(342)	(2,819)

Cash (used for) provided by financing activities	(492)	414,510	17,364	5,164

Investing Activities
Capital expenditures	(8,650)	—	(13,941)	(5,572)
Proceeds from sale of assets	2,060	—	570	—
Business acquisitions, net of cash acquired	(4,424)	(412,505)	(15,446)	(13,756)

Cash used for investing activities	(11,014)	(412,505)	(28,817)	(19,328)

Effect of exchange rate changes on cash	(119)	—	(49)	37

Net change in cash and cash equivalents	8,577	2,856	3,044	824
Cash and cash equivalents at beginning of period	4,081	1,225	828	4

Cash and cash equivalents at end of period	$12,658	$4,081	$3,872	$828

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company” or “the Successor”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Successor has 35 locations in the United States, Canada, Mexico, the United Kingdom, and the Netherlands.

Acquisition of Southern Graphic Systems

On December 30, 2005, the Successor, a wholly-owned subsidiary of Southern Graphics Inc., which is a majority owned subsidiary of Citigroup Venture Capital Equity Partners, LP (CVC), purchased Southern Graphic Systems (“the Predecessor”) from Alcoa Inc. (Alcoa), for approximately $416.9 million (“the Acquisition”), including acquisition costs of $7.9 million, which was paid via a combination of cash and the proceeds from the issuance of senior subordinated notes and borrowings under a senior credit facility, and is summarized herein. CVC and certain other investors contributed a cash equity investment of $107.0 million. (In subsequent transactions, Lyon Southern, Inc. (of which the Successor’s director, Richard Leong, is Chief Investment Advisor), certain members of management and others made an aggregate equity investment of $17.8 million, the proceeds of which were used to repurchase from CVC the same number of shares of common stock and preferred stock of Southern Graphics Inc. originally acquired by CVC.) The Successor also issued $200.0 million aggregate principal amount of its 12% senior subordinated notes due in 2013, resulting in net proceeds of $194.5 million. In addition, the Successor also obtained a new senior credit facility of $193.7 million, of which $118.7 million was drawn at closing to fund a portion of the Acquisition purchase price. These total proceeds were reduced by certain debt issuance and other transaction costs.

In conjunction with the Acquisition, the purchase price was allocated to reflect the fair value of the assets acquired and liabilities assumed as of December 30, 2005 in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” (SFAS No. 141). The following table summarizes the allocation of the purchase price to the Successor’s assets acquired and liabilities assumed:

Purchase price	(in millions)
Acquisition price	$409.0	(1)
Transaction costs	7.9	(2)

Total acquisition price	$416.9

(1)

The acquisition price in the table above consists of the initial purchase price of $409.4 million, plus revisions to the estimated working capital adjustment component ($5.0 million at December 31, 2005 included in other current liabilities) of the purchase price of $1.3 million, less debt assumed of $1.7 million.

(2)	The transaction costs in the table above consist of the initial estimate of transaction costs of $7.7 million, plus revisions to the estimated transaction costs of $0.2 million.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Allocation of acquisition price	(in millions)
(as Restated, see Note P)
Current assets	$70.8
Properties, plants and equipment	56.5
Goodwill	157.7
Customer relationships	142.7
Other intangible assets	23.1
Other assets	0.5
Liabilities assumed	(34.4)

Total acquisition price	$416.9

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma information for the years ended December 31, 2005 and 2004 assumes that the Acquisition of the Company had occurred as of January 1, 2005. The Pro Forma adjustments relate to depreciation, amortization, interest and management fees. The tax effects of the pro forma adjustments have been reflected at the Company’s blended federal and state income tax rate of 39.2%.

The pro forma results are not necessarily indicative of the results that would have occurred had the Acquisition occurred as of such date and are not intended to provide a forecast of future expected results.

	Period Ended December 30, 2005	Pro Forma Year Ended December 30, 2005	Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2004

Revenue	272,767	287,634	246,499	264,467
Net income	19,794	4,686	20,563	3,800

Successor Principles of Consolidation

The accompanying consolidated financial statements as of and for the year ended December 31, 2006, and as of and for the one-day December 31, 2005 include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics, Ltd., The Box Room Limited, SGS Packaging Netherlands B.V. and Mozaic Group, Ltd. Accordingly, the accompanying financial statements for the periods subsequent to the Acquisition are labeled Successor and the periods prior to the Acquisition are labeled Predecessor.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Predecessor Principles of Combination

The accompanying combined financial statements for the period ended December 30, 2005 and the year ended December 31, 2004 are stated at historical cost basis and include the combined accounts of SGS, Southern Graphic Systems-Canada, Ltd., SGS Mexico and companies more than fifty percent owned by them (Mozaic Group, Ltd. and its subsidiaries). The combined financial statements for these periods have been derived from the books and records of Alcoa. The combined statement of income includes all items of revenue and income generated by the Predecessor, and all items of expense incurred by the Predecessor. These include expenses charged to the Predecessor by Alcoa in the normal course of business. The combined financial statements reflect amounts that have been pushed down from Alcoa in order to depict the combined results of operations and cash flows of the Predecessor on a stand-alone basis. As a result of recording these amounts, the combined financial statements of the Predecessor may not be indicative of the results that would be presented if the Predecessor had operated as an independent stand-alone entity. Management believes the method of allocation is reasonable.

Use of Estimates

The consolidated / combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on specifically identified probable credit losses and historical write-off experience. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. In addition, the Company maintains allowances for customer claims due to returned products, billing errors, disputed amounts, and other items, which result in credit memos charged to net sales. The Company determines the allowance for claims based on historical experience, specific notification of pending claims, and estimated lag times for processing credit memos. The Company does not have any off-balance-sheet credit exposure related to its customers.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Properties, Plants and Equipment

Properties, plants and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets, averaging 20 years for structures, between 3 and 10 years for machinery and equipment, and 3 years for software. The provision for depreciation also includes depreciation on assets under capital lease arrangements. Properties, plants and equipment are evaluated for impairment when indicators of impairment exist. Gains or losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred.

Capitalized software costs are included in properties, plants and equipment. We record software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) goodwill is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The impairment test compares the carrying amount of the reporting unit to the fair value of the reporting unit. The impairment tests in 2006, 2005, and 2004 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill was recorded.

Impairments of Other Intangible Assets and Long-Lived assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated / combined financial statements for 2006, 2005, or 2004

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Acquisition. Deferred financing costs are amortized (included in interest expense) using the effective interest method, over the life of the related debt.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits since April 1, 2006. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred, but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2006, the Company had accrued $744 within other current liabilities for accrued health and welfare benefits.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Revenue Recognition

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues are recorded net of allowances for customer rebates and cash discounts.

The majority of the Company’s revenue is from the sale of prepress services and image carriers for the printing industry. The products for prepress services consist of electronic image files for which the Company recognizes revenue when the electronic file is delivered to the customer. The product for image carriers consists of the engravings on gravure cylinders and flexographic printing plates for which the Company recognizes revenue when the product is shipped and risk of loss has passed to the customer.

Inventories and Cost of Goods Sold

Raw materials inventory are valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Raw materials inventory was $1,311 and $294 as of December 31, 2006 and 2005, respectively. Work-in-process inventory is valued at the lower of cost or net realizable value. Work-in-process inventory was $4,422 and $3,834 (as Restated) as of December 31, 2006 and 2005, respectively. There is no finished goods inventory since all products are shipped upon completion.

Rebates

The Company receives rebates from certain vendors. The Company records these rebates as a reduction of cost of goods sold in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Receivables for vendor rebates of $5,923 and $6,596 as of December 31, 2006 and 2005, respectively, are included in prepaid expenses and other current assets.

The Company also grants rebates to certain customers. The Company records these rebates as a reduction of sales in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Liabilities for customer rebates of $1,941 and $2,970 as of December 31, 2006 and 2005, respectively, are included in other current liabilities.

Shipping and Handling Costs

Amounts invoiced for shipping and handling costs are net against the actual costs incurred. To the extent actual costs incurred exceed amounts invoiced, these unreimbursed costs are included in costs of goods sold.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce the deferred tax assets when it is more likely than not that a tax benefit will not be realized. Amounts payable for non-U.S. income taxes are reflected in accrued income taxes payable.

For the Predecessor periods, the Company was included in Alcoa’s U.S. consolidated tax return. Deferred income taxes and income tax expense are presented on a “separate return” basis.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Successor Stock-Based Compensation

On January 1, 2006, the Successor adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. Also on July 25, 2006, Southern Graphics Inc. granted options to certain employees of SGS International, Inc. and its subsidiaries to acquire an aggregate of 7,300 shares of Southern Graphics Inc. Class A Common Stock. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Exercise Price
July 25, 2006	20% each year, beginning on December 31, 2006 and ending on December 31, 2010	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 at the fourth anniversary of the grant date

The options granted on July 25, 2006 discussed above are the only options granted by Southern Graphics Inc. or SGS International, Inc., as of December 31, 2006. No options have been forfeited by the employees of SGS International, Inc. and its subsidiaries.

Compensation expense for share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the year ended December 31, 2006.

The primary assumptions utilized in the Black-Scholes option pricing model are as follows:

Stock price volatility	27.9%
Dividend yield	0.0%
Risk-free interest rate	5.0%
Expected life of options	10 years
Derived service period	10 years

The stock price volatility utilized above was determined using historical data for companies in the Successor’s industry as there is not an established market for the Successors stock.

The risk-free interest rate utilized above was based on the rate of United States Treasury Bonds with a remaining term approximately equal to the expected term of the options being valued.

The derived service period of the options was determined using a risk-neutral option pricing simulation model.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The fair value of options granted during the year ended December 31, 2006 was $0.07 per option.

As of December 31, 2006, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 5 years with an annual charge of less than $0.1.

Predecessor Stock-Based Compensation

Certain employees of the Company received stock options under Alcoa’s stock incentive plans. Stock options under Alcoa’s stock incentive plans have been granted at not less than market prices on the dates of grant. The Company accounted for stock-based compensation of the Predecessor in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method which resulted in no compensation costs for options granted. In addition to stock option awards, beginning in 2004, Alcoa granted stock awards and performance share awards that vest over three years from the date of grant. Compensation expense for stock awards was calculated based on the fair value at the grant date, and compensation expense for performance share awards was based on the fair value on the date the performance criteria are determined. The after-tax expense (at a rate of 35% and 39% for 2005 and 2004, respectively) for these awards was $174 and $90 in 2005 and 2004, respectively.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Reload Feature
2003	3 years (1/3 each year)	10 years	One reloaded in 2004 for 1/3 vesting in 2004

2004 and Forward	3 years (1/3 each year)	6 years	None

The Company’s net income would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value of the grant dates in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation.

	Predecessor	Predecessor
	Period Ended December 30, 2005	Year Ended December 31, 2004

Net income, as reported	$19,794	$20,563
Less: additional compensation cost determined under the fair value method, net of tax	598	241

Pro forma net income	$19,196	$20,322

On December 31, 2005, Alcoa accelerated the vesting of stock options granted to employees in 2004 and on January 13, 2005. The 2005 and 2004 accelerated options have weighted average exercise prices of $29.54 and $35.66, respectively. The decision

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

to accelerate the vesting of the 2005 and 2004 options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123R.

In anticipation of the adoptions of SFAS No. 123R Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice or Black-Scholes pricing model with the following assumptions:

	2005	2004
Average risk free interest rate	2.65-4.2%	2.1%
Expected dividend yield	1.8%	1.6%
Expected volatility	27%-35%	32%
Expected life (years):
New option grants	3.8	3.0
Reload option grants	—	3.0

The weighted average fair value per option granted was $6.18 in 2005 and $7.75 in 2004.

Foreign Currency

The local currency is the functional currency for locations in Mexico, Canada, the Netherlands and the United Kingdom. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated / combined statements of income. In 2006, 2005 and 2004, transaction gains (losses) recognized in the statement of operations due to exchange rate changes were ($1,332), $298, and ($234), respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment as a separate component of stockholder’s equity.

Recently Issued and Adopted Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company does not have any defined pension and other postretirement benefit plans; therefore, the adoption of SFAS No. 158 will not have an impact on the Company’s consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the financial impact the adoption of FIN 48 will have its consolidated financial statements.

B.	Nature of Operations

The Company operates in a single reportable segment whose product offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. The Company had one customer that comprised approximately 11% of revenues in 2004. There were no customers that comprised in excess of 10% of total revenues in 2006 or 2005.

The following summarizes the concentrations of sales and net assets by major geographic region.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Sales
United States	$230,633	$—	$232,998	$209,501
Canada	40,853	—	40,486	36,929
United Kingdom	23,867	—	3,188	—
Netherlands	407	—	—	—
Mexico	1,474	—	2,114	1,548
Eliminations	(7,160)	—	(6,019)	(1,479)

Total sales	$290,074	$—	$272,767	$246,499

	Successor	Successor
	December 31, 2006	December 31, 2005
		(as Restated)
Long-lived assets
United States	$299,097	$309,894
Canada	62,365	62,580
United Kingdom	19,410	16,200
Netherlands	1,606	—
Mexico	1,512	1,550

Total long-lived assets	$383,990	$390,224

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

C.	Prepaid Expenses and Other Current Assets

	Successor	Successor
	December 31, 2006	December 31, 2005

		(as Restated)
Receivables for vendor rebates	$5,923	$6,596
Prepaid expenses	1,722	905
Other	408	207

	$8,053	$7,708

D.	Properties, Plants and Equipment, net

	Successor	Successor
	December 31, 2006	December 31, 2005

		(as Restated)
Land	$941	$941
Structures	7,275	8,875
Machinery and equipment	43,912	29,090
Software	10,526	2,519

	62,654	41,425
Accumulated depreciation	(12,126)	(20)

	50,528	41,405
Construction work-in-progress	1,885	15,005

	$52,413	$56,410

Depreciation expense on properties, plants, and equipments was $12,016, $20, $7,868, and $6,923 for the year ended December 31, 2006, the one-day ended December 31, 2005, the period ended December 30, 2005, and the year ended December, 31, 2004, respectively.

E.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	Successor	Successor
	December 31, 2006	December 31, 2005

		(as Restated)
Goodwill, cost	$157,778	$156,445
Customer relationships, cost	148,572	142,727
Customer relationships, accumulated amortization	(7,415)	(17)
Other intangible assets, cost	23,115	23,100
Other intangible assets, accumulated amortization	(1,159)	(5)

	$320,891	$322,250

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The change in goodwill during 2006 is due to the following:

Goodwill at December 31, 2005 (as Restated)	$156,445
Revisions to the preliminary purchase price allocation for the acquisition of Southern Graphic Systems	618
Changes due to foreign currency fluctuations	715

Goodwill at December 31, 2006	$157,778

The change in customer relationships, cost during 2006 is due to the following:

Customer relationships, cost at December 31, 2005	$142,727
Acquisitions during 2006	4,186
Changes due to foreign currency fluctuations	1,659

Customer relationships, cost at December 31, 2006	$148,572

The change in other intangible assets, cost during 2006 is due to the following:

Other intangible assets, cost at December 31, 2005 (as Restated)	$23,100
Changes due to foreign currency fluctuations	15

Other intangible assets, cost at December 31, 2006	$23,115

Amortization expense on customer relationships and other intangible assets was $8,491, $22, $9,022, and $8,260 for the year ended December 31, 2006, the one-day ended December 31, 2005, the period ended December 30, 2005, and the year ended December, 31, 2004, respectively.

Amortization of customer relationships and other intangible assets is estimated to be approximately $7,429 and $1,156, respectively, each year from 2007 through 2011.

F.	Acquisitions

The Company has consummated acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships and/or acquiring an underutilized asset that could more efficiently perform existing services within our organization.

Successor

During 2006, the Company completed three acquisitions at an aggregate purchase price of $5,403. Each of the acquisitions was funded through cash generated from operations. On June 30, 2006, SGS Packaging Europe Holdings Limited purchased The Box Room Limited, a supplier of photographic and digital images for the packaging printing industry in the United Kingdom. On August 31, 2006, SGS Packaging Europe Holdings Limited purchased a business supplying photographic and digital images for the packaging printing industry in the Netherlands through an asset purchase. On December 29, 2006, Southern Graphic Systems-Canada, Co. purchased Synnoflex Inc., a supplier of photographic and digital images for the packaging printing industry in Canada. The purchase price allocations for these three acquisitions included an aggregate $1,956 for working capital,

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

$788 for properties, plant, and equipment, $4,186 for customer relationships, $26 for other assets, ($605) for non current liabilities, and ($948) for non current deferred tax liabilities . The purchase price allocation for these acquisitions is subject to completion of final fair value allocations. The final allocation of the purchase prices is not expected to vary materially.

In connection with a certain acquisition made during 2006, the Company may be obligated to make an additional payment to the seller based on the financial results of the acquired business through March 31, 2008. Any such payment to the sellers will be treated as an adjustment to the cost of the acquisition.

Results of operations of the acquired businesses are included in the consolidated statement of operations from the respective dates of the acquisitions. Pro forma results of the Company, assuming all acquisitions had been made at the beginning of each period presented, would not have been materially different from the results reported.

Predecessor

During 2005, the Company completed two acquisitions at a cost of $15,446. The most significant of these transactions was the acquisition of MCG Graphics Limited (“MCG”) in November 2005. The MCG transaction was valued at $14,434. The purchase price allocation included $2,550 of property, plant and equipment, $9,866 of customer relationships, $4,155 of goodwill, ($506) of long-term capital lease obligations, ($2,496) of deferred income tax liabilities and $865 of working capital.

During 2004, the Company completed three acquisitions at a cost of $13,756. The most significant of these transactions was the acquisition of the gravure and flexographic plate businesses of the Florence, Kentucky plant operated by Bemis Company’s Mackay Inc. subsidiary (“Mackay”) in December 2004. The Mackay transaction was valued at $11,100. The purchase price allocation included $3,626 of property, plant and equipment, $5,378 of customer relationships and $1,793 of other intangible assets.

Results of operations of the acquired businesses are included in the consolidated / combined statements of income from the respective dates of the acquisitions. Pro forma results of the Company, assuming all acquisitions had been made at the beginning of each period presented, would not have been materially different from the results reported.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

G.	Short-Term and Long-Term Obligations

Short-term and long-term obligations consist of the following:

	December 31, 2006	December 31, 2005

Senior secured term loan	$118,986	$118,700
Senior subordinated notes	200,000	200,000
Borrowings on line of credit	1,600	—
Capital lease obligations	836	1,022
Other	567	701

	321,989	320,423
Less short-term and long-term obligations due within one year	(3,605)	(1,886)

	$318,384	$318,537

In connection with the Acquisition, the Company entered into a new $193,700 senior credit facility, of which $118,700 was drawn at the closing of the Acquisition. The $193,700 senior credit facility consists of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions.

The $118,986 outstanding on the term loan facility at December 31, 2006 is payable in quarterly installments of approximately $300 through September 2011, with the remaining amount due at maturity on December 30, 2011. At December 31, 2006, the balance outstanding on the term loan facility consisted of $87,813 of borrowings denominated in the United States dollar, $19,898 of borrowings denominated in the Canadian dollar, and $11,276 of borrowings denominated in pound sterling. Borrowings on the term loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2006, the weighted average interest rate on the term loan facility was 7.7%

The senior credit facility requires mandatory prepayment, subject to certain exceptions and limitations, with: 100% of the net cash proceeds from asset sales by the Registrant or any of its subsidiaries (together, the “Company”); 100% of the net cash proceeds of issuances of debt or preferred stock by the Company; and 50% of the Company’s excess cash flow, as defined in the senior secured credit facility.

At December 31, 2006 and 2005, no amounts were drawn on the revolving credit facility. Unused portions of the revolving credit facility are charged a fee of 0.5%. Fees incurred on the unused portion of the revolving credit facility were $175 for the year ended December 31, 2006. The revolving credit facility is available through December 30, 2010. Borrowings on the revolving credit facility bear interest at a variable rate of LIBOR plus 2.5%.

At December 31, 2006 and 2005, no amounts were drawn on the acquisition facility. Unused portions of the acquisition loan facility are charged a fee of 1.5%. Fees incurred on the unused portion of the acquisition loan facility were $600 for the year ended December 31, 2006. The acquisition facility is available through December 30, 2007. Borrowings on the acquisition facility bear interest at a variable rate of LIBOR plus 2.5%.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior credit facility agreement. Our senior credit facility also places certain restrictions on our ability to make capital expenditures. The Company’s Board of Directors including its Audit Committee concluded on March 29, 2007 to restate the Company’s interim financial information for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006 and the December 31, 2005 balance sheet (the “Restatements”). See Notes P and Q for discussion of the Restatements. As a result of the Restatements, we were not able to finalize our financial statements for inclusion in our 2006 Form 10-K by the prescribed April 2, 2007 filing date. Accordingly, the Company filed with the Securities and Exchange Commission on April 3, 2007 a Form 12b-25 Notification of Late Filing with respect to the Form 10-K. The Company requested and received from the lenders under its senior secured credit facility a waiver of any default or event of default resulting from the Restatements. In addition, the Company requested and received from the senior secured credit facility lenders a waiver of any default arising from the late delivery of the audited annual financial statements.

Also in connection with the Acquisition, the Company issued $200.0 million of 12% senior subordinated notes. The senior subordinated notes mature on December 15, 2013 and bear interest at the rate of 12% per year, which is payable semi-annually in arrears on June 15 and December 15 of each year. The senior subordinated notes are general unsecured obligations and

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

are guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries and rank secondary to the Company’s senior credit facility. The senior subordinated notes contain restrictive covenants as stated in the indenture agreement, including limitations on the Company’s ability to incur additional debt.

Through December 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 112% of the principal amount, plus accrued and unpaid interest to the redemption date. After December 15, 2008, the Company may redeem all or part of the aggregate principal amount of the senior subordinated notes at a redemption price from 106% in 2009 to 100% in 2011 of the principal amount, plus accrued and unpaid interest to the redemption date.

The borrowings on the line of credit were made by Mozaic Group, Ltd. at a variable rate of prime plus 0.5%, which was 8.75% at December 31, 2006. The borrowings on the line of credit are collateralized by the assets of Mozaic Group, Ltd. and its subsidiaries.

The capital lease obligations relate to computer graphic design and related equipment. Lease payments are due in equal monthly installments and the leases mature at various dates through June 2008.

The amount of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter is $3,605 in 2007, $1,614 in 2008, $1,333 in 2009, $1,218 in 2010, $114,219 in 2011, and $200,000 thereafter.

H.	Interest Expense

Interest expense consists of the following:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Interest on senior term loan	$8,948	$25	$—	$—
Interest on senior subordinated notes	24,000	67	—	—
Amortization of deferred financing costs	1,226	5	—	—
Commitment fees on senior credit facility	775	—	—	—
Other	229	—	112	—

Total	$35,178	$97	$112	$—

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

I.	Other Expense, net

Other expense, net consists of the following:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Realized foreign exchange (gain) loss	$1,332	$—	$(298)	$234
Restructuring and closure costs	—	—	1,563	—
Interest income	(563)	—	—	—
Other	(312)	—	192	(211)

Total	$457	$—	$1,457	$23

J.	Related Party Transactions

Successor

During 2006, the company incurred and paid management advisory fees of $500 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

Predecessor

During the period ended December 30, 2005 and the year ended December 31, 2004, the Company purchased products from and sold products to various related companies, consisting of other Alcoa subsidiaries, at negotiated prices between the two parties. These transactions are recorded as related party sales on the combined statements of income.

On December 30, 2005, the Company recorded a capital contribution of $35,595 for the write-off of related party receivables of $10,311 and related party payables of $45,906. On November 30, 2005, the Company recorded a capital contribution of $10,856 for the write-off of related party receivables of $84,211, related party payables of $81 and short-term borrowings with related parties of $94,986. In November 2005, the Company recorded a capital contribution of $14,434 for the write-off of short-term borrowings related to the MCG acquisition.

On November 1, 1996 and November 25, 1997, the Company entered into promissory notes with RMC Delaware, Inc., a wholly owned subsidiary of Alcoa, for $32,629 and $5,000, respectively. The principal was payable on demand, and the promissory notes compounded interest quarterly at the prime rate plus 1.5%. The outstanding balance on the promissory notes, including unpaid interest, was $73,141 at December 31, 2004. The interest rate on the note at December 31, 2004 was 6.75%. The promissory notes were settled in full in December 2005 through a contribution from Alcoa.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

On April 7, 2000, CGA Acquisition Corp., a wholly owned subsidiary of the Company, entered into a promissory note with RMC Delaware, Inc. for $11,496. The principal was payable on demand, and the promissory note compounded interest quarterly at the prime rate plus 1.0%. The outstanding balance on the note, including unpaid interest, was $15,694 at December 31, 2004. The interest rate on the note at December 31, 2004 was 5.75%. The promissory note was settled in full in December 2005 through a contribution from Alcoa.

On June 30, 2004, Mozaic Group, Ltd., then a majority owned subsidiary of the Company, entered into a revolving loan agreement with Alcoa Securities Corporation for $3,100. In December 2005, Alcoa Securities Corporation assigned the note to the Company. Interest is payable quarterly at the LIBOR rate plus 3.5%. The interest rate on the note was 8.87% and 8.03% at December 31, 2006 and December 31, 2005, respectively. This loan is eliminated in the presentation of the consolidated balance sheets as of December 31, 2006 and 2005. The loan and note were sold to a third party in connection with the Company’s divestiture of its controlling interest in Mozaic Group Ltd. on February 28, 2007. See footnote R for discussion of subsequent events.

For the period ended December 30, 2005 and the year ended December 31, 2004, the Company had sales of $5,280 and $4,592, respectively, to Reynolds Metals Company, a wholly owned subsidiary of Alcoa. The Company had sales to other wholly owned subsidiaries of Alcoa of $118 and $878, for the period ended December 30, 2005 and the year ended December 31, 2004, respectively.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The expenses allocated to the Company by Alcoa in the normal course of business consist of the following, and are reflected in cost of products sold and selling, general and administrative expenses in the combined statements of operations:

	Predecessor
	Period Ended December 30, 2005	Year Ended December 31, 2004

Pension expense	$2,955	$2,284
Other postretirement benefit costs	392	262
Information technology	1,549	1,556
Insurance	302	316
Other services	2,508	2,960

	$7,706	$7,378

The allocation of pension expense and the charges for other postretirement benefit costs included in these financial statements were determined based on the number of employees participating in the various plans and average costs per employee.

Alcoa charged the Company for various other services, including financial shared services (accounts receivable, accounts payable, shared ledger, payroll, etc.), insurance, credit and collection, audit, energy management, legal, environmental health and safety, information technology and other administrative costs. These charges are allocated primarily based on headcount. Insurance costs are allocated based upon historical claims cost per person for the Company. Management believes such methods of allocation are reasonable.

K.	Lease Expense

Certain buildings and office space are under operating lease agreements. Total expense for all leases was $7,900, $8,358, and $6,018 in 2006, 2005, and 2004, respectively. Under long-term leases, minimum annual rentals are $6,684 in 2007, $5,699 in 2008, $3,779 in 2009, $2,300 in 2010, $1,683 in 2011, and a total of $2,635 for 2012 and thereafter.

L.	Defined Contribution Plans

Effective January 1, 2006, the Company adopted the Southern Graphic Systems, Inc. Savings Plan (the “Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. Employees were eligible to make elective deferral contributions to the Plan beginning on the first day of any payroll period on or following April 1, 2006. The Plan is funded with both employer and employee contributions. Participants may voluntarily contribute up to 16% of their annual pay into the plan, not to exceed an annual dollar limitation, which was $15,000 in 2006. The Plan provides that, for each payroll period beginning on or after July 1, 2006, the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Plan provides that, for any Plan year, the Company may make discretionary contributions in

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

an amount to be determined by the Board of Directors as of the last day of the Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Contributions to the plan were $2,305 in 2006.

During the period ended December 30, 2005 and the year ended December 31, 2004, the Company participated in certain of Alcoa’s defined contribution plans. These plans covered substantially all employees in the U.S. and Canada. Contributions to the plans were $2,837 and $2,654 in 2005 and 2004, respectively.

M.	Income Taxes

The components of income (loss) before taxes on income (loss) were:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

U.S.	$580	$(132)	$23,398	$30,242
Foreign	1,061	(7)	9,153	3,994

	$1,641	$(139)	$32,551	$34,236

The provision (benefit) for taxes on income (loss) consisted of:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Current
U.S. federal	$—	$(50)	$9,147	$11,211
Foreign	394	—	3,436	2,985
State	—	(4)	1,729	2,119

	394	(54)	14,312	16,315
Deferred
U.S. federal	304	—	(1,103)	(1,815)
Foreign	261	—	(243)	(484)
State	60	—	(209)	(343)

	625	—	(1,555)	(2,642)

	$1,019	$(54)	$12,757	$13,673

Employee restricted stock grants in 2005 and 2004 generated tax benefits of $154 and $58, respectively.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Reconciliations of the U.S. federal statutory rate to the effective tax rates are as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

U.S. federal statutory rate	34.0%	35.0%	35.0%	35.0%
State tax net of federal benefit	0.8%	3.0%	3.0%	3.4%
Taxes on foreign income	(0.3)%	0.0	0.0	0.4%
Permanent differences	19.2%	0.0	0.0	0.0%
Valuation allowance	7.4%	0.0	(0.4)%	0.4%
Other	1.0%	0.0	1.6%	0.7%

Effective tax rate	62.1%	38.0%	39.2%	39.9%

The components of net deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	Successor	Successor
	December 31, 2006	December 31, 2005

		(As Restated)
Deferred Tax Assets
Employee benefits	$1,318	$—
Foreign tax credit	412
Foreign currency loss on senior secured term loan	533	—
Tax loss carry forwards	6,133	1,586
Other	357	—
Valuation allowance	(297)	—

Total deferred tax assets	$8,456	$1,586

Deferred Tax Liabilities
Depreciation and amortization	$(10,740)	$(4,154)
Other	(1,435)	—

Total deferred tax liabilities	$(12,175)	$(4,154)

The deferred tax asset associated with net operating loss carryforwards expires in 2023. The Company has recorded a valuation allowance against its tax loss carryforwards because it is more likely than not that the carryforwards will not be realized.

The Company has net operating loss carry forwards in various tax jurisdictions at December 31, 2006 as follows:

United States	$14,317 expiring December 31,2026
Canada	$1,542 expiring December 31, 2016
Netherlands	$224 with no expiration date
Mexico	$107 expiring December 31,2016

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2006, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $566. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations are expected to be offset with foreign tax credits.

N. Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and borrowings under the senior secured credit facility approximate their carrying amount. The fair value of the senior subordinated notes is based on quoted market prices. At December 31, 2006, the senior subordinated notes had a carrying value of $200,000 and a fair value of $208,000.

O.	Cash Flow Information

Cash payments for interest and income taxes are as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005	Year Ended December 31, 2004

Interest	$32,952	$—	$103	$292

Taxes were paid by Alcoa in conjunction with Alcoa’s consolidated tax returns in 2005 and 2004.

The effects of certain noncash activities for 2006 and 2005 were as follows:

	Successor	Predecessor
	Year Ended December 31, 2006	Period Ended December 30, 2005

Assets acquired under capital lease obligations	$212

Elimination of related party receivables through contributions		$94,522

Elimination of related party payables through contributions		$(45,987)

Elimination of short-term borrowings with related parties through contributions		$(109,420)

Noncash contributions		$(60,855)

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

P.	Restatement of December 31, 2005 Balance Sheet

The following table presents the Company’s consolidated balance sheet as of December 31, 2005 as previously reported, and as restated to reflect the correction of errors as described in the disclosure following the table.

	December 31, 2005
	As Originally Reported	Restated
Assets
Current assets:
Cash and cash equivalents	$3,308	$4,081
Receivables from customers	54,098	55,406
Inventories	—	4,128
Prepaid expenses and other current assets	8,425	7,708

Total current assets	65,831	71,323
Properties, plants and equipment, net	53,496	56,410
Goodwill	158,972	156,445
Other intangible assets, net	168,343	165,805
Deferred financing costs, net	11,185	11,185
Other assets	379	379

Total assets	$458,206	$461,547

Liabilities
Current liabilities:
Accounts payable, trade	$12,501	$12,501
Accrued compensation	3,683	3,683
Accrued taxes, including taxes on income	1,080	1,080
Accrued interest	—	92
Other current liabilities	13,604	14,285
Current portion of short-term and long-term obligations	1,886	1,886

Total current liabilities	32,754	33,527
Long-term obligations, net of current portion	318,537	318,537
Deferred income taxes	—	2,568

Total liabilities	351,291	354,632

Contingencies and commitments
Stockholder’s equity:
Common stock	—	—
Additional capital	107,000	107,000
Accumulated deficit	(85)	(85)

Total stockholder’s equity	106,915	106,915

Total liabilities and stockholder’s equity	$458,206	$461,547

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following table summarizes the effects of the restatement adjustments on balance sheet accounts as of December 31, 2005.

December 31, 2005
Effects of restatement adjustments:
Cash, as originally reported	$3,308
Correction of misclassification from other current liabilities	773

Cash, as restated	$4,081

Accounts receivable, as originally reported	$54,098
Restatement of revenue for unbilled accounts receivable	1,308

Accounts receivable, as restated	$55,406

Inventories, as originally reported	$—
Restatement of work-in-process inventory	3,411
Reclassification of inventory from prepaid expenses and other current assets	717

Inventories, as restated	$4,128

Prepaid expense and other current assets, as originally reported	$8,425
Reclassification of inventory previously included in prepaid expense and other current assets	(717)

Prepaid expense and other current assets, as restated	$7,708

Properties, plant and equipment, as originally reported	$53,496
Restatement of purchase price allocation	376
Correction of misclassification of software from other intangible assets	2,538

Properties, plant and equipment, as restated	$56,410

Goodwill, as originally reported	$158,972
Restatement of work-in-process inventory	(3,411)
Restatement of revenue for unbilled accounts receivable	(1,308)
Restatement of purchase price allocation on properties, plant and equipment	(376)
Restatement of purchase price allocation on deferred tax liabilities	2,568

Goodwill, as restated	$156,445

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

December 31, 2005
Effects of restatement adjustments continued:
Other intangible assets, as originally reported	$168,343
Correction of misclassification of software to properties, plant and equipment	(2,538)

Other intangible assets, as restated	$165,805

Other current liabilities, as originally reported	$13,604
Reclassification of accrued interest previously included in other current liabilities	(92)
Correction of misclassification to cash	773

Other current liabilities, as restated	$14,285

Deferred income taxes, as originally reported	$—
Restatement of purchase price allocation on deferred tax liabilities	2,568

Deferred income taxes, as restated	$2,568

Work-in-process Inventory

During the Predecessor periods, the Company did not record work-in-process inventory as the amount of work in process inventory was immaterial in relation to the overall balance sheet and the fluctuation of work-in-process inventory was not significant to the statements of operations as work-in-process inventory levels typically did not fluctuate significantly. In connection with the year end closing process for fiscal 2006, the Company re-evaluated the policy for work-in-process inventory and the impact on the financial statements and determined that the Company should record work-in-process inventory to be in compliance with generally accepted accounting principles.

Revenue for Unbilled Accounts Receivable

In connection with the year end closing process, the Company identified that revenue was not appropriately recognized when it was earned. Items had been shipped but not billed, and consequently, revenue was not recognized. As a result, the Company restated the December 31, 2005 balance sheet to properly reflect accounts receivable for items for which the revenue recognition criteria of Staff Accounting Bulletin No. 104, “Revenue Recognition” had been met.

Deferred Tax Liability on Customer Relationships

In connection with the year end closing process, the Company identified an error in the Company’s Acquisition opening balance sheet as of December 31, 2005. The Company did not record a deferred tax liability associated with the customer relationship intangible asset recorded by a foreign subsidiary; as a result, goodwill and deferred taxes were understated.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Goodwill

Goodwill has been restated as a result of the impact of correcting work-in-process inventory, revenue for unbilled accounts receivable, and deferred taxes on the preliminary purchase price allocation at the date of the Acquisition. In addition, goodwill has been restated as a result of errors to the preliminary purchase price allocation at the date of the Acquisition for errors related to the recording and valuation of properties, plant and equipment.

Restatement of Purchase Price Allocation

The restatement adjustments in the table above identified as restatement of purchase price allocation represent correction of errors made in the preliminary purchase price allocation related to the purchase of the Predecessor from Alcoa Inc.

Change in Classifications

Certain misclassifications in the original presentation of the December 31, 2005 balance sheet have been revised to reflect the current classification. In addition, accrued interest and inventory have been reclassified to conform to the 2006 presentation.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Q.	Restatement of Condensed Consolidated Quarterly Financial Statements (unaudited)

The Company’s unaudited interim condensed consolidated statements of operations have been restated for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect the correction of errors as described below.

The Company’s unaudited interim condensed combined statements of operations for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 are being presented for comparability purposes only. No adjustments have been made to the amounts previously reported for these periods.

The following table summarizes the effects of the restatement adjustments discussed below on income (loss) before income taxes for each of the previously reported quarterly periods.

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006
Effects of restatement adjustments:
Income before income taxes, as originally reported	$1,178	$1,766	$1,516
Work-in-process inventory	(17)	(524)	593
Revenue for unbilled accounts receivable	(493)	1,571	(1,878)
Properties, plants and equipment, including depreciation and amortization	46	(24)	(408)
Other	(109)	107	(337)

Income (loss) before income taxes, as restated	$605	$2,896	$(514)

Work-in-process Inventory

During the Predecessor periods, the Company did not record work-in-process inventory as the amount of work in process inventory was immaterial in relation to the overall balance sheet and the fluctuation of work-in-process inventory was not significant to the statements of operations as work-in-process inventory levels typically did not fluctuate significantly. In connection with the year end closing process for fiscal 2006, the Company re-evaluated the policy for work-in-process inventory and determined that the company should record work-in-process inventory to be in compliance with generally accepted accounting principles. The adjustments to the first and second quarter income before income taxes represent costs that had been recognized in previous periods that should have been recorded in the first and second quarters when the inventory was sold. The adjustment to the third quarter represents costs for inventory that has not yet been sold and therefore should have been capitalized as of September 30, 2006.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Revenue for Unbilled Accounts Receivable

In connection with the year end closing process, the Company identified that it had not been recognizing revenue for items shipped but not billed. As a result, the Company restated the quarterly financial data to properly reflect revenues and accounts receivable for items shipped when the criteria of Staff Accounting Bulletin No. 104, “Revenue Recognition” had been met.

Errors in Recording Depreciation and Amortization

During the closing process for each quarterly period during 2006, the Company did not accurately record depreciation and amortization for its fixed and intangible assets due to the following items:

•

The Company was in the process of installing a fixed asset ledger system. As a result, certain balances within construction work in process were not properly transferred to the fixed asset categories of buildings, equipment, or software in a timely manner. The delay in transferring these assets into the respective fixed asset categories and designating the assets as placed in service resulted in an understatment of depreciation and amortization expense of $169, $146, and $486, in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

•

The Company understated depreciation expense and amortization expense in the first three quarters of 2006 due to depreciating fixed assets and amortizing customer relationships using incorrect useful lives. Accordingly, depreciation expense and amortization expense were understated by $308, $308, and $306, in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

•

The Company inappropriately expensed amounts that should have been capitalized as fixed assets. Accordingly, cost of goods sold was overstated by $523, $430, and $384, in the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

Other Items

The following items also represented errors detected that impacted the restatements for the individual quarters within the first nine months ended September 30, 2006:

•

The Company did not recognize the appropriate amount of revenue for a significant customer in accordance with the pricing terms of the related sales contract. As a result, revenue was overstated in each of the three quarters during the nine months ended September 30, 2006.

•

In the first and second quarters of 2006, the Company amortized deferred financing fees using the straight-line method, as opposed to the effective interest method. During the third quarter of 2006, the Company adjusted the amortization of deferred financing fees to the appropriate balance using the effective interest method. As a result, interest expense was restated in each of the three quarters during the nine months ended September 30, 2006.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

•

In the first quarter of 2006, the Company did not recognize a foreign currency loss on the portion of the senior secured term loan denominated in pound sterling. As a result, other expense was restated for the quarters ended March 31, 2006 and June 30, 2006.

Tax Impact

The restatements to the provision (benefit) for taxes on income (loss) are due to the tax effects of the adjustments to income (loss) before income taxes and the restatement to record a valuation allowance in the amount of $75 on a deferred tax asset in the quarter ended March 31, 2006.

The following table presents the Company’s unaudited interim condensed consolidated statements of operations as previously reported and as restated for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect the correction of errors as described in the disclosure above.

	Quarter Ended March 31, 2006		Quarter Ended June 30, 2006		Quarter Ended September 30, 2006
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
Revenues	$72,749	$72,146	$74,353	$75,814	$71,116	$69,119
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	49,859	49,353	47,542	47,636	46,488	45,511
Selling, general, and administrative expenses	9,127	9,127	11,405	11,405	10,021	10,021
Depreciation and amortization	3,892	4,369	4,365	4,819	4,256	5,048
Interest expense	8,670	8,558	8,692	8,586	8,869	9,087
Other expense, net	23	134	583	472	(34)	(34)

Total costs and expenses	71,571	71,541	72,587	72,918	69,600	69,633

Income (loss) before income taxes	1,178	605	1,766	2,896	1,516	(514)
Provision (benefit) for taxes on income (loss)	402	234	978	1,311	742	(4)

Net income (loss)	$776	$371	$788	$1,585	$774	$(510)

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following tables present the Company’s unaudited interim consolidated balance sheets as previously reported and as restated for the effects of the items discussed above and in Note P as of March 31, 2006, June 30, 2006 and September 30, 2006.

	March 31, 2006
	As Originally Reported	Restated
Assets
Current assets:
Cash and cash equivalents	$14,607	$15,380
Receivables from customers	55,001	55,707
Deferred income taxes	252	252
Inventories	—	3,394
Prepaid expenses and other current assets	8,593	8,593

Total current assets	78,453	83,326
Properties, plants and equipment, net	53,143	55,687
Goodwill	160,298	157,770
Other intangible assets, net	166,293	164,171
Deferred financing costs, net	10,776	10,888
Other assets	620	620

Total assets	$469,583	$472,462

Liabilities
Current liabilities:
Accounts payable, trade	$18,182	$18,182
Accrued compensation	3,135	3,135
Accrued taxes, including taxes on income	964	964
Accrued interest	7,768	7,768
Other current liabilities	11,446	12,219
Current portion of long-term obligations	1,867	1,867

Total current liabilities	43,362	44,135
Long-term obligations, net of current portion	318,130	318,241
Deferred income taxes	272	2,672

Total liabilities	361,764	365,048
Stockholder’s equity	107,819	107,414

Total liabilities and stockholder’s equity	$469,583	$472,462

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	June 30, 2006
	As Originally Reported	Restated
Assets
Current assets:
Cash and cash equivalents	$15,518	$16,291
Receivables from customers	56,734	58,901
Deferred income taxes	577	577
Inventories	—	2,870
Prepaid expenses and other current assets	8,990	8,990

Total current assets	81,819	87,629
Properties, plants and equipment, net	50,123	53,812
Goodwill	162,844	159,470
Other intangible assets, net	166,731	164,325
Deferred financing costs, net	10,367	10,585
Other assets	1,108	1,108

Total assets	$472,992	$476,929

Liabilities
Current liabilities:
Accounts payable, trade	$22,778	$22,778
Accrued compensation	5,088	5,088
Accrued taxes, including taxes on income	1,457	1,457
Accrued interest	2,586	2,586
Other current liabilities	4,938	5,711
Current portion of long-term obligations	2,806	2,806

Total current liabilities	39,653	40,426
Long-term obligations, net of current portion	319,381	319,381
Deferred income taxes	1,915	4,687

Total liabilities	360,949	364,494
Stockholder’s equity	112,043	112,435

Total liabilities and stockholder’s equity	$472,992	$476,929

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

	September 30, 2006
	As Originally Reported	Restated
Assets
Current assets:
Cash and cash equivalents	$17,672	$18,183
Receivables from customers	56,566	56,736
Deferred income taxes	787	787
Inventories	—	3,463
Prepaid expenses and other current assets	10,705	10,705

Total current assets	85,730	89,874
Properties, plants and equipment, net	49,634	52,330
Goodwill	161,437	158,142
Other intangible assets, net	166,398	164,577
Deferred financing costs, net	10,275	10,275
Other assets	876	876

Total assets	$474,350	$476,074

Liabilities
Current liabilities:
Accounts payable, trade	$15,479	$15,479
Accrued compensation	4,754	4,754
Accrued taxes, including taxes on income	1,761	1,761
Accrued interest	8,778	8,778
Other current liabilities	4,862	5,373
Current portion of long-term obligations	3,623	3,623

Total current liabilities	39,257	39,768
Long-term obligations, net of current portion	319,012	319,012
Deferred income taxes	4,465	5,099

Total liabilities	362,734	363,879
Stockholder’s equity	111,616	112,195

Total liabilities and stockholder’s equity	$474,350	$476,074

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following table summarizes the effects of the restatement adjustments on stockholder’s equity for each of the previously reported quarterly periods during the nine months ended September 30, 2006.

	Three Months Ended March 31, 2006	Six Months Ended June 30, 2006	Nine Months Ended September 30, 2006
Stockholder’s equity, as originally reported	$107,819	$112,043	$111,616
Effect of restatement adjustments to net income (loss)	(405)	392	(892)
Effect of restatement adjustment to accumulated other comprehensive income	—	—	1,471

Stockholder’s equity, as restated	$107,414	$112,435	$112,195

As of September 30, 2006, the Company incorrectly recorded deferred income taxes on foreign currency translation adjustments for certain Non-U.S. subsidiaries whose earnings are deemed to be permanently reinvested. The foreign currency translation adjustment for jurisdictions where earnings are deemed to be permanently reinvested should not be tax effected.

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following table presents the Company’s unaudited interim consolidated statements of cash flows as previously reported and as restated for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006 for the error corrections described in Note P and above.

	Three Months Ended March 31, 2006		Six Months Ended June 30, 2006		Nine Months Ended September 30, 2006
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES	$13,081	$13,604	$14,551	$15,504	$18,857	$20,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,376)	(1,899)	(2,668)	(3,621)	(3,763)	(5,100)
Proceeds from sales of assets		—	2,060	2,060	2,060	2,060
Business acquisitions, net of cash acquired	—	—	(2,026)	(2,026)	(3,482)	(3,744)

Net cash used in investing activities	(1,376)	(1,899)	(2,634)	(3,587)	(5,185)	(6,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving lines of credit	—	—	800	800	1,600	1,600
Payments on long-term debt	(416)	(416)	(724)	(724)	(1,095)	(1,095)

Net cash provided by (used in) financing activities	(416)	(416)	76	76	505	505

Effect of exchange rate changes on cash	10	10	217	217	187	187

Increase in cash and cash equivalents	11,299	11,299	12,210	12,210	14,364	14,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	4,081	3,308	4,081	3,308	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,607	$15,380	$15,518	$16,291	$17,672	$18,183

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following table presents the Company’s unaudited interim condensed combined statements of operations for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 for comparability purposes only. No adjustments have been made to the amounts previously reported for these periods.

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005
Revenues:
Sales	$64,120	$65,464	$67,467
Sales to related parties	1,611	428	2,395

Total revenues	65,731	65,892	69,862

Costs and expenses:
Cost of goods sold (exclusive of depreciation)	45,314	41,276	44,762
Selling, general, and administrative expenses	7,915	8,656	9,154
Depreciation and amortization	4,070	4,040	4,616
Related party interest expense	1,418	1,560	1,918
Interest expense	28	29	30
Other expense, net	15	865	(274)

Total costs and expenses	58,760	56,426	60,206

Income before income taxes	6,971	9,466	9,656
Provision for taxes on income	2,733	3,710	3,498

Net income	$4,238	$5,756	$6,158

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

The following table presents the Company’s unaudited interim condensed combined statements of cash flows for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005 for comparability purposes only. No adjustments have been made to the amounts previously reported for these periods.

	Three Months Ended March 31, 2005	Six Months Ended June 30, 2005	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES	$4,928	$3,579	$12,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(818)	(4,998)	(5,157)
Business acquisitions, net of cash acquired	—	(352)	(974)

Net cash used in investing activities	(818)	(5,350)	(6,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in short-term borrowings	(12)	1,454	4,747
Cash dividends			(10,461)
Payments on long-term debt	(88)	(178)	(269)

Net cash provided by (used in) financing activities	(100)	1,276	(5,983)

Effect of exchange rate changes on cash	1	12	(116)

Increase in cash and cash equivalents	4,011	(483)	80

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	829	829	829

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,840	$346	$909

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

R.	Contingencies and Commitments

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, and liquidity.

S.	Subsequent Events

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $16,650 (the “Purchase Price”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company will operate the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. $5,000 of the Purchase Price is payable in two equal installments on February 28, 2008 and 2009, respectively. The deferred purchase price installments are subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. A portion of the second deferred installment is payable only if the acquired business achieves a specified threshold of earnings before interest, depreciation and amortization. The acquisition of CMJ will be recorded as a business acquisition in 2007 in accordance with SFAS No. 141.

On February 28, 2007, the Company sold its controlling interest in Mozaic Group Ltd. (“Mozaic”) to a third party. The Company has retained a 10% equity interest in Mozaic.

On April 2, 2007, SGS International, Inc. and SGS Packaging Europe Holdings Limited (“Holdings”), a wholly owned subsidiary of the Company entered into Share Sale and Purchase Agreements (the “Agreements”) under which Holdings acquired the outstanding shares of McGurk Studios Limited (“Studios”) and Thames McGurk Limited (“Thames” and, together with Studios, “McGurks”) for an aggregate consideration (the “Consideration”) of 9,200 pounds sterling (approximately $18,194 based on the U.S. dollar/pound sterling exchange rate on April 2, 2007), subject to adjustment as described in the Agreements. The Consideration consists of a cash payment in the amount of 8,543 pounds sterling (approximately $16,896 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) and assumption of McGurks’ short-term and long-term indebtedness in the amount of 657 pounds sterling (approximately $1,298 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate). In conjunction with this acquisition, the Company borrowed $15,000 on its acquisition facility. McGurks is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. The acquisition of McGurks will be recorded as a business acquisition in 2007 in accordance with SFAS No. 141.

T.	Supplemental Guarantor Information

The Successor’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Successor, the guarantees are full and unconditional, and the guarantees are joint and several.

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

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Consolidating Balance Sheet

December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,100	$2,286	$8,272	$—	$12,658
Receivables from customers, less allowances	—	39,005	18,412	—	57,417
Intercompany receivables	289,829	37,289	41,748	(368,866)	—
Inventories	—	3,588	2,145		5,733
Deferred income taxes	—	1,547	129	—	1,676
Prepaid expenses and other current assets	80	6,020	1,953	—	8,053

Total current assets	292,009	89,735	72,659	(368,866)	85,537
Investment in subsidiaries	105,366	23,001	14,800	(143,167)	—
Properties, plants and equipment, net	—	43,322	9,091	—	52,413
Goodwill	—	117,391	40,387	—	157,778
Other intangible assets, net	—	127,049	36,064	—	163,113
Deferred financing costs, net	10,177	—	—	—	10,177
Deferred income taxes	1,923	—	—	(1,923)	—
Other assets	—	275	234	—	509

Total assets	$409,475	$400,773	$173,235	$(513,956)	$469,527

Liabilities
Current liabilities
Accounts payable, trade	$413	$8,852	$6,454	$—	$15,719
Intercompany payables	—	314,588	54,278	(368,866)	—
Accrued compensation	—	4,025	2,097	—	6,122
Accrued taxes, including taxes on income	—	391	1,289	—	1,680
Accrued interest	6	1,058	27	—	1,091
Other current liabilities	—	4,318	2,728	—	7,046
Current portion of short-term long-term obligations	1,000	57	2,548	—	3,605

Total current liabilities	1,419	333,289	69,421	(368,866)	35,263
Long-term obligations, net of current portion	298,088	155	20,141	—	318,384
Noncurrent liabilities	—	—	517	—	517
Deferred income taxes		2,952	4,366	(1,923)	5,395

Total liabilities	299,507	336,396	94,445	(370,789)	359,559

Contingencies and commitments
Stockholders’ equity:
Common stock; $.01 par value; 1,000 shares authorized and outstanding
Additional capital	107,000	63,001	74,300	(137,301)	107,000
Accumulated other comprehensive income—unrealized translation adjustment, net of tax	2,431	3	2,428	(2,431)	2,431
Retained earnings (accumulated deficit)	537	1,373	2,062	(3,435)	537

Total stockholder's equity	109,968	64,377	78,790	(143,167)	109,968

Total liabilities and stockholders' equity	$409,475	$400,773	$173,235	$(513,956)	$469,527

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Consolidating Balance Sheet

December 31, 2005

(as Restated, see Note P)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,005	$851	$1,225	$—	$4,081
Receivables from customers, less allowances	—	39,229	16,177	—	55,406
Intercompany receivables	290,244	3,100	30,000	(323,344)	—
Inventories	—	3,106	1,022	—	4,128
Deferred income taxes	—	—	—	—	—
Prepaid expenses and other current assets	37	6,084	1,624	(37)	7,708

Total current assets	292,286	52,370	50,048	(323,381)	71,323
Investment in subsidiaries	99,475	23,001	14,800	(137,276)	—
Properties, plants and equipment, net	—	47,076	9,334	—	56,410
Goodwill	5,669	108,457	42,319	—	156,445
Other intangible assets, net	—	133,736	32,069	—	165,805
Deferred financing costs, net	11,185	—	—	—	11,185
Other assets	—	196	183	—	379

Total assets	$408,615	$364,836	$148,753	$(460,657)	$461,547

Liabilities
Current liabilities
Accounts payable, trade	$—	$7,773	$4,728	$—	$12,501
Intercompany payables	—	282,744	40,600	(323,344)	—
Accrued compensation	—	2,621	1,062	—	3,683
Accrued taxes, including taxes on income	—	85	1,032	(37)	1,080
Accrued Interest	92	—	—	—	92
Other current liabilities	2,908	9,067	2,310	—	14,285
Current portion of short-term and long-term obligations	987	—	899	—	1,886

Total current liabilities	3,987	302,290	50,631	(323,381)	33,527
Long-term obligations, net of current portion	297,713	—	20,824	—	318,537
Non current liabilities	—	—	—	—	—
Deferred income taxes	—	—	2,568	—	2,568

Total liabilities	301,700	302,290	74,023	(323,381)	354,632

Contingencies and commitments

Stockholders’ equity:
Common stock; $.01 par value; 1,000 shares authorized and outstanding
Additional capital	107,000	62,971	74,330	(137,301)	107,000
Accumulated other comprehensive income—unrealized translation adjustment, net of tax	—	—	—	—	—
Retained earnings (accumulated deficit)	(85)	(425)	400	25	(85)

Total stockholder's equity	106,915	62,546	74,730	(137,276)	106,915

Total liabilities and stockholders' equity	$408,615	$364,836	$148,753	$(460,657)	$461,547

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Successor Consolidating Statement of Operations

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$212,221	$77,853	$—	$290,074
Sales to related parties	—	3,477	3,683	(7,160)	—

Total revenues	—	215,698	81,536	(7,160)	290,074

Costs and expenses
Cost of goods sold (exclusive of depreciation)	—	135,592	63,663	(7,160)	192,095
Selling, general and administrative expenses	1,872	31,100	7,224	—	40,196
Depreciation and amortization	—	16,037	4,470	—	20,507
Related party interest expense	—	—	—	—	—
Interest expense	1,937	30,839	2,402	—	35,178
Other (income) expense	806	(576)	227	—	457

Total costs and expenses	4,615	212,992	77,986	(7,160)	288,433

Equity in net income of subsidiaries	3,462	—	—	(3,462)	—

Income (loss) before income taxes	(1,153)	2,706	3,550	(3,462)	1,641
(Benefit) provision for taxes on income (loss)	(1,775)	1,311	1,483	—	1,019

Net income (loss)	$622	$1,395	$2,067	$(3,462)	$622

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Successor Consolidating Statement of Operations

For the One-Day Ended December 31, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$—	$—	$—	$—
Sales to related parties	—	—	—	—	—

Total revenues	—	—	—	—	—

Costs and expenses
Cost of goods sold (exclusive of depreciation)	—	—	—	—	—
Selling, general and administrative expenses	—	—	—	—	—
Depreciation and amortization	—	35	7	—	42
Related party interest expense	—	—	—	—	—
Interest expense	97	—	—	—	97
Other (income) expense, net	—	—	—	—	—

Total costs and expenses	97	35	7	—	139

Equity in net income (loss) of subsidiaries	(26)			26	—

Income (loss) before income taxes	(123)	(35)	(7)	26	(139)
(Benefit) provision for taxes on income (loss)	(38)	(15)	(1)	—	(54)

Net income (loss)	$(85)	$(20)	$(6)	$26	$(85)

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Predecessor Combining Statement of Operations

For the Period Ended December 30, 2005

	Parent /Issuer	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$211,524	$55,845	$—	$267,369
Sales to related parties	—	9,035	2,382	(6,019)	5,398

Total Revenues	—	220,559	58,227	(6,019)	272,767

Costs and expenses
Cost of goods sold (exclusive of depreciation)	—	146,395	40,167	(6,019)	180,543
Selling, general and administrative expenses	—	29,320	5,249	—	34,569
Depreciation and amortization	—	13,675	3,215	—	16,890
Related party interest expense	—	6,767	(122)	—	6,645
Interest expense	—	—	112	—	112
Other (income) expense, net	—	1,312	145	—	1,457

Total costs and expenses	—	197,469	48,766	(6,019)	240,216

Income before income taxes	—	23,090	9,461	—	32,551
Provision for taxes on income	—	9,171	3,586	—	12,757

Net income	$—	$13,919	$5,875	$—	$19,794

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Predecessor Combining Statement of Operations

For the Year Ended December 31, 2004

	Parent / Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Combined
Revenues
Sales	$—	$199,260	$41,769	$—	$241,029
Sales to related parties	—	6,199	750	(1,479)	5,470

Total revenues	—	205,459	42,519	(1,479)	246,499

Costs and expenses
Cost of goods sold (exclusive of depreciation)	—	133,688	27,813	(1,479)	160,022
Selling, general and administrative expenses	—	26,999	5,117	—	32,116
Depreciation and amortization	—	12,553	2,630	—	15,183
Related party interest expense	—	4,786	133	—	4,919
Interest expense	—	—	—	—	—
Other (income) expense, net	—	(701)	724	—	23

Total costs and expenses	—	177,325	36,417	(1,479)	212,263

Income before income taxes	—	28,134	6,102	—	34,236
Provision for taxes on income	—	11,166	2,507	—	13,673

Net income	$—	$16,968	$3,595	$—	$20,563

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$1,309	$6,809	$12,084	$—	$20,202

Financing activities:
Deferred Financing Fees	(218)				(218)
Net borrowings on lines of credit	—	—	1,600	—	1,600
Payments on senior secured notes	(996)	—	(206)		(1,202)
Payments on long-term debt, net	—	—	(672)	—	(672)

Cash provided by (used in) financing activities	(1,214)	—	722	—	(492)

Investing activities:
Capital expenditures	—	(7,435)	(1,215)	—	(8,650)
Proceeds from sales of assets	—	2,060	—	—	2,060
Business acquisitions, net of cash acquired	—	—	(4,424)	—	(4,424)

Cash used in investing activities	—	(5,375)	(5,639)	—	(11,014)

Effect of exchange rate changes on cash	—	—	(119)	—	(119)

Net change in cash and cash equivalents	95	1,434	7,048	—	8,577
Cash and cash equivalents, beginning of year	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of year	$2,100	$2,285	$8,273	$—	$12,658

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the One-Day Ended December 31, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$851	$—	$—	$851

Financing activities:
Common Stock Issuance	107,000	—	—	—	107,000
Borrowings on senior secured credit facility	118,700	—	—	—	118,700
Proceeds from senior subordinated notes	200,000	—	—	—	200,000
Deferred financing fees	(11,190)	—	—	—	(11,190)
Net borrowings on lines of credit	—	—	—	—	—
Payments on senior secured notes	—	—	—		—
Payments on long-term debt, net	—	—	—	—	—

Cash provided by financing activities	414,510	—	—	—	414,510

Investing activities:
Capital expenditures	—	—	—	—	—
Proceeds from sales of assets	—	—	—	—	—
Business acquisitions, net of cash acquired	(412,505)	—	—	—	(412,505)

Cash used in investing activities	(412,505)	—	—	—	(412,505)

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	2,005	851	—	—	2,856
Cash and cash equivalents, beginning of period	—	—	1,225	—	1,225

Cash and cash equivalents, end of period	$2,005	$851	$1,225	$—	$4,081

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Predecessor Condensed Consolidating Statement of Cash Flows

For the Period Ended December 30, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$11,440	$3,106	$—	$14,546

Financing activities:
Net changes in short-term borrowings	—	3,173	14,312	—	17,485
Contributions of minority interest holder	—	221	—		221
Payments on long-term debt, net	—	(342)	—	—	(342)

Cash provided by financing activities	—	3,052	14,312	—	17,364

Investing activities:
Capital expenditures	—	(13,284)	(657)	—	(13,941)
Proceeds from sales of assets	—	570	—	—	570
Business acquisitions, net of cash acquired	—	—	(15,446)	—	(15,446)

Cash used in investing activities	—	(12,714)	(16,103)	—	(28,817)

Effect of exchange rate changes on cash	—	—	(49)	—	(49)

Net change in cash and cash equivalents	—	1,778	1,266	—	3,044
Cash and cash equivalents, beginning of period	—	—	828	—	828

Cash and cash equivalents, end of period	$—	$1,778	$2,094	$—	$3,872

SGS International, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

Year Ended December 31, 2006, One-Day Ended December 31, 2005, Period

Ended December 30, 2005, and Year Ended December 31, 2004

(in thousands of dollars)

Supplemental Predecessor Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$14,298	$653	$—	$14,951

Financing activities:
Net changes in short-term borrowings	—	4,657	3,326	—	7,983
Payments on long-term debt, net	—	—	(2,819)	—	(2,819)

Cash provided by financing activities	—	4,657	507	—	5,164

Investing activities:
Capital expenditures	—	(4,247)	(1,325)	—	(5,572)
Business acquisitions, net of cash acquired	—	(13,756)	—	—	(13,756)

Cash used in investing activities	—	(18,003)	(1,325)	—	(19,328)

Effect of exchange rate changes on cash	—	—	37	—	37

Net change in cash and cash equivalents	—	952	(128)	—	824
Cash and cash equivalents, beginning of year	—	(952)	956	—	4

Cash and cash equivalents, end of year	$—	$—	$828	$—	$828

Schedule II—Valuation and Qualifying Accounts

		BALANCE AT BEGINNING OF PERIOD		ADDITIONS CHARGED TO EXPENSE		WRITE-OFFS TO THE ALLOWANCE			CHANGES DUE TO PURCHASE ACCOUNTING		BALANCE AT END OF PERIOD
(IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Predecessor	Year ended December 31, 2004 Period ended December 30, 2005		$1,477 1,091		$1,428 1,638		$(1,814 (1,650	) )	$	— 282		$1,091 1,361
Successor	One-day ended December 31, 2005 Year ended December 31, 2006	$	— 1,362	$ $	— 1,340	$	— (1,484)			$1,362 204		$1,362 1,422
DEFERRED TAX VALUATION ALLOWANCE
Predecessor	Year ended December 31, 2004 Period ended December 30, 2005	$	— 198		$198 —	$	— (140)		$	— —		$198 58
Successor	One-day ended December 31, 2005 Year ended December 31, 2006	$	— —	$	— 297	$	— —		$	— —	$	— 297

S-1