Form 10-Q
period 2007-03-31
SGS International, Inc.
filed 2007-05-15
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Not Applicable

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

As of March 31, 2007 there were 1,000 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
		(as Restated, see Note F)
REVENUES	$74,107	$68,823

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation)	47,872	46,661
Selling, general and administrative expenses	10,301	8,512
Depreciation and amortization	5,105	4,250
Interest expense	8,947	8,538
Other (income)/expense, net	(292)	72

Total costs and expenses	71,933	68,033

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	2,174	790

PROVISION FOR INCOME TAXES	837	286

INCOME FROM CONTINUING OPERATIONS	1,337	504

INCOME FROM (LOSS ON) DISCONTINUED OPERATIONS
(including gain on disposal of $ 935)	842	(185)

PROVISION (BENEFIT) FOR INCOME TAXES	170	(52)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	672	(133)

NET INCOME	$2,009	$371

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets (March 31, 2007 is unaudited)

(in thousands of dollars, except share data)

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$33,804	$12,658
Receivables from customers, less allowances of $1,652 and
$1,422 at March 31, 2007 and December 31, 2006, respectively	58,662	57,417
Inventories	6,082	5,733
Deferred income taxes	818	1,676
Prepaid expenses and other current assets	8,773	8,053

Total current assets	108,139	85,537

Properties, plants and equipment, net	51,745	52,413
Goodwill	163,212	157,778
Other intangible assets, net	167,160	163,113
Deferred financing costs, net	9,819	10,177
Other assets	447	509

TOTAL ASSETS	$500,522	$469,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$16,616	$15,719
Accrued compensation	6,801	6,122
Accrued taxes, including taxes on income	1,949	1,680
Accrued interest	7,060	1,091
Other current liabilities	7,812	7,046
Current portion of short-term and long-term obligations	1,704	3,605

Total current liabilities	41,942	35,263

Long-term obligations, net of current portion	340,486	318,384
Non-current liabilities	517	517
Deferred income taxes	5,472	5,395

Total liabilities	388,417	359,559

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized and outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	2,559	2,431
Retained earnings	2,546	537

Total stockholders’ equity	112,105	109,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,522	$469,527

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006		$—	$107,000	$537	$2,431	$109,968

Comprehensive income:
Net income	$2,009	—	—	2,009	—	2,009
Cumulative translation adjustments, net	128	—	—	—	128	128

Comprehensive income	$2,137

Balance at March 31, 2007		$—	$107,000	$2,546	$2,559	$112,105

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
		(as Restated, see Note F)
CASH FLOWS FROM OPERATING ACTIVITIES:	$12,820	$13,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,925)	(1,899)
Proceeds from divestiture of business, net of cash divested	628	—
Business acquisitions	(11,950)	—

Net cash used in investing activies	(14,247)	(1,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	22,980	—
Payments on long-term debt	(414)	(416)

Net cash provided by (used in)financing activies	22,566	(416)

Effect of exchange rate changes on cash	7	10

INCREASE IN CASH AND CASH EQUIVALENTS	21,146	11,299

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	12,658	4,081

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$33,804	$15,380

The accompanying notes are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. As of March 31, 2007, the Company has 35 locations in the United States, Canada, Mexico, the United Kingdom, and the Netherlands.

Acquisitions

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $11,650 (the “Purchase Price”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company will operate the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. $5,000 per the Purchase Agreement is to be payable as compensation to the former owners of the CMJ business who are now employees of SGS in two equal installments on February 28, 2008 and 2009, respectively. As of March 31, 2007, $312.5 of compensation has been recognized. These deferred installments are subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. A portion of the second deferred installment is payable only if the acquired business achieves a specified threshold of earnings before interest, depreciation and amortization. The purchase price allocation for this acquisition is listed below. The purchase price allocation for this acquisition is subject to completion of final fair value allocations.

Purchase price	$11,650
Transaction costs	300

Total acquisition price	$11,950

Allocation of acquisition price:
Current assets	$265
Properties, plant and equipment	217
Goodwill	5,398
Customer relationships	5,200
Other intangible assets	900
Liabilities assumed	(30)

Total acquisition price	$11,950

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Results of operations of the acquired business are included in the consolidated statement of income from the date of the acquisition. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not have been materially different from the results reported.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries primarily include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics, Ltd., The Box Room Limited, SGS Packaging Netherlands B.V. and Mozaic Group, Ltd (“Mozaic”).

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheet as of March 31, 2007 does not included the accounts of Mozaic. The accompanying consolidated statement of income and statement of cash flows for the three months ended March 31, 2007 include the accounts of Mozaic only through February 28, 2007. The Company currently has a user license agreement with Mozaic through December 31, 2007 with options to renew annually. This agreement grants the Company rights to access and use the RPM Branded Asset Management Software and RPM Branded Data Tracker Software. The use of these services is approximately $50,000.00 per month which is subject to change upon renewal of the agreement.

The following table represents the major classes of assets and liabilities as of the date of the disposal of Mozaic.

Current assets	$3,120
Non-current assets	812

Current liabilities	$4,209
Non-current liabilities	288

Below are the amounts of revenue and pre-tax profit/(loss) reported from the discontinued operations of Mozaic. Please note that in the quarter ended March 31, 2007, the profit of $842 includes a gain on the sale of Mozaic of $935. Net of this gain on sale, the pre-tax loss is ($93).

	March 31, 2007	March 31, 2006
Revenues	$2,406	$3,323
Pre-tax profit (loss)	842	(185)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Recently Issued and Adopted Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption date and as of March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense, which were zero for the three months ended March 31, 2007.

Tax years December 30, 2005 to December 31, 2005 and January 1, 2006 to December 31, 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process. For the tax years ended December 31, 2003 through December 29, 2005, the Company has been indemnified for all taxes, interest and penalties by the previous owner.

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2007	December 31, 2006
Goodwill, cost	$163,212	$157,778

Customer relationships, cost	153,850	148,572
Customer relationships, accumulated amortization	(9,262)	(7,415)

Other intangible assets, cost	24,020	23,115
Other intangible assets, accumulated amortization	(1,448)	(1,159)

	$330,372	$320,891

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The change in goodwill during the three months ended March 31, 2007 is due to the following:

Goodwill at December 31, 2006	$157,778
Acquisition during the three months ended March 31, 2007	5,398
Changes due to foreign currency fluctuations	36

Goodwill at March 31, 2007	$163,212

The change in customer relationships, cost during the three months ended March 31, 2007 is due to the following:

Customer relationships, cost at December 31, 2006	$148,572
Acquisition during the three months ended March 31, 2007	5,200
Changes due to foreign currency fluctuations	78

Customer relationships, cost at March 31, 2007	$153,850

The change in other intangible assets, cost during the three months ended March 31, 2007 is due to the following:

Other intangible assets, cost at December 31, 2005	$23,115
Acquisition during the three months ended March 31, 2007	900
Changes due to foreign currency fluctuations	5

Other intangible assets, cost at March 31, 2007	$24,020

Amortization of customer relationships and other intangible assets is estimated to be approximately $8,749 in 2007 and $8,825 each year from 2008 through 2011.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

C.	Interest Expense

Interest expense consists of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest on senior term loan	$2,283	$2,077
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	358	297
Commitment fees on senior credit facility	173	194
Interest on acquisition facility	106	—
Other	27	(30)

Total	$8,947	$8,538

D.	Contingencies and Commitments

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

E.	Income Taxes

The effective tax rate for the quarter ended March 31, 2007 for continuing operations was 38.5%, compared to 36.2% for the quarter ended March 31, 2006. The increase in the effective tax rate was primarily due to the impact of foreign operations. Income before income taxes for the foreign operations were higher for the quarter ended March 31, 2007 than for the quarter ended March 31, 2006.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2007, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,743. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

F.	Restatement of Condensed Consolidated Quarterly Financial Statements (unaudited)

The Company’s unaudited interim consolidated statement of income has been restated for the quarter ended March 31, 2006 to reflect the correction of errors as described below.

The following table summarizes the effects of the restatement adjustments discussed below on income before income taxes for each of the previously reported quarterly periods.

Quarter Ended March 31, 2006
Effects of restatement adjustments:
Income before income taxes, as originally reported	$1,178
Work-in-process inventory	(17)
Revenue for unbilled accounts receivable	(493)
Properties, plants and equipment, including depreciation and amortization	46
Other	(109)

Income before income taxes, as restated	605

Effects of income (loss) on discontinued operations	(185)

Income from continuing operations before income taxes, as restated with discontinued operations	$790

Work-in-process Inventory

The adjustment to income before income taxes represent costs that had been recognized in previous periods that should have been recorded when the inventory was sold.

Revenue for Unbilled Accounts Receivable

The adjustment to income before income taxes is to recognize revenue for items shipped but not billed when the criteria of Staff Accounting Bulletin No. 104, “Revenue Recognition” had been met.

Errors in Recording Depreciation and Amortization

The adjustment to income before income taxes to accurately record depreciation and amortization for fixed and intangible assets is due to the following items:

•

The Company was in the process of installing a fixed asset ledger system during 2006. As a result, certain balances within construction work in process were not properly transferred to the fixed asset categories of buildings, equipment, or software in a timely manner. The delay in transferring these assets into the respective fixed asset categories and designating the assets as placed in service resulted in an understatement of depreciation and amortization expense of $169 in the quarter ended March 31, 2006.

•

The Company understated depreciation expense and amortization expense due to depreciating fixed assets and amortizing customer relationships using incorrect useful lives. Accordingly, depreciation expense and amortization expense were understated by $308 in the quarter ended March 31, 2006.

•	The Company inappropriately expensed amounts that should have been capitalized as fixed assets. Accordingly, cost of goods sold was overstated by $523 in the quarter ended March 31, 2006.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Other Items

The following items also represented errors detected that impacted the restatements for the quarter ended March 31, 2006:

•

The Company did not recognize the appropriate amount of revenue for a significant customer in accordance with the pricing terms of the related sales contract. As a result, revenue was overstated in the quarter ended March 31, 2006.

•

The Company amortized deferred financing fees using the straight-line method, as opposed to the effective interest method. As a result, interest expense was restated in the quarter ended March 31, 2006.

•

The Company did not recognize a foreign currency loss on the portion of the senior secured term loan denominated in pound sterling. As a result, other expense was restated for the quarter ended March 31, 2006.

Tax Impact

The restatement to the provision for taxes on income is due to the tax effects of the adjustments to income before income taxes and the restatement to record a valuation allowance in the amount of $75 on a deferred tax asset.

The following table presents the Company’s unaudited interim consolidated statement of income as previously reported and as restated for the quarter ended March 31, 2006 to reflect the correction of errors as described above.

	Quarter Ended March 31, 2006
	As Originally Reported	As Restated	As Restated with Discontinued Operations
Revenues	$72,749	$72,146	$68,823
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	49,859	49,353	46,661
Selling, general, and administrative expenses	9,127	9,127	8,512
Depreciation and amortization	3,892	4,369	4,250
Interest expense	8,670	8,558	8,538
Other expense, net	23	134	72

Total costs and expenses	71,571	71,541	68,033

Income from continuing operations before income taxes	1,178	605	790
Provision for income taxes	402	234	286

Income from continuing operations	776	371	504

Loss on discontinued operations	0	0	(185)
Benefit for taxes on income	0	0	(52)

Net income	$776	$371	$371

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following table presents the Company’s unaudited interim condensed consolidated statement of cash flows as previously reported and as restated for the three months ended March 31, 2006 for the error corrections described above.

	Three Months Ended March 31, 2006
	As Originally Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES	$13,081	$13,604

CASH FLOWS FROM INVESTING ACTIVITIES -
Acquisition of property, plant and equipment	(1,376)	(1,899)

Net cash used in investing activities	(1,376)	(1,899)

CASH FLOWS FROM FINANCING ACTIVITIES -
Payments on long-term debt	(416)	(416)

Net cash used in financing activities	(416)	(416)

Effect of exchange rate changes on cash	10	10

Increase in cash and cash equivalents	11,299	11,299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,607	$15,380

G.	Supplemental Guarantor Information

The Successor’s debt includes the senior credit facility and the 12% senior subordinated notes. As of March 31, 2007, the U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. As of March 31, 2007, The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Successor, the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

( in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$22,439	$2,156	$9,209	$—	$33,804
Receivables from customers, less allowances	—	41,851	16,811	—	58,662
Intercompany receivables	291,601	27,231	41,293	(360,125)	—
Inventories	—	3,615	2,467	—	6,082
Deferred income taxes	—	659	159	—	818
Prepaid expenses and other current assets	78	6,454	2,241	—	8,773

Total current assets	314,118	81,966	72,180	(360,125)	108,139
Investment in subsidiaries	108,175	23,001	14,800	(145,976)	—
Properties, plants and equipment, net	—	43,738	8,007	—	51,745
Goodwill	—	122,789	40,423	—	163,212
Other intangible assets, net	—	131,477	35,683	—	167,160
Deferred financing costs, net	9,819	—	—	—	9,819
Deferred income taxes	2,317	—	—	(2,317)	—
Other assets	—	200	247	—	447

Total assets	$434,429	$403,171	$171,340	$(508,418)	$500,522

Liabilities
Current liabilities
Accounts payable, trade	$473	$10,631	$5,512	$—	$16,616
Intercompany payables	—	306,244	53,881	(360,125)	—
Accrued compensation	—	5,245	1,556	—	6,801
Accrued taxes, including taxes on income	—	489	1,460	—	1,949
Accrued interest	8	7,038	14	—	7,060
Other current liabilities	—	5,605	2,207	—	7,812
Current portion of short-term and long-term obligations	1,230	57	417	—	1,704

Total current liabilities	1,711	335,309	65,047	(360,125)	41,942
Noncurrent liabilities
Long-term obligations, net of current portion	320,613	155	19,718	—	340,486
Noncurrent liabilities	—	—	517	—	517
Deferred income taxes	—	2,283	5,506	(2,317)	5,472

Total liabilities	322,324	337,747	90,788	(362,442)	388,417

Contingencies and commitments

Stockholders’ equity	112,105	65,424	80,552	(145,976)	112,105

Total liabilities and stockholders’ equity	$434,429	$403,171	$171,340	$(508,418)	$500,522

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited—continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$2,100	$2,286	$8,272	$—	$12,658
Receivables from customers, less allowances	—	39,005	18,412	—	57,417
Intercompany receivables	289,829	37,289	41,748	(368,866)	—
Inventories	—	3,588	2,145	—	5,733
Deferred income taxes	—	1,547	129	—	1,676
Prepaid expenses and other current assets	80	6,020	1,953	—	8,053

Total current assets	292,009	89,735	72,659	(368,866)	85,537
Investment in subsidiaries	105,366	23,001	14,800	(143,167)	—
Properties, plants and equipment, net	—	43,322	9,091	—	52,413
Goodwill	—	117,391	40,387	—	157,778
Other intangible assets, net	—	127,049	36,064	—	163,113
Deferred financing costs, net	10,177	—	—	—	10,177
Deferred income taxes	1,923	—	—	(1,923)	—
Other assets	—	275	234	—	509

Total assets	$409,475	$400,773	$173,235	$(513,956)	$469,527

Liabilities
Current liabilities
Accounts payable, trade	$413	$8,852	$6,454	$—	$15,719
Intercompany payables	—	314,588	54,278	(368,866)	—
Accrued compensation	—	4,025	2,097	—	6,122
Accrued taxes, including taxes on income	—	391	1,289	—	1,680
Accrued interest	6	1,058	27	—	1,091
Other current liabilities	—	4,318	2,728	—	7,046
Current portion of short-term and long-term obligations	1,000	57	2,548	—	3,605

Total current liabilities	1,419	333,289	69,421	(368,866)	35,263
Noncurrent liabilities
Long-term obligations, net of current portion	298,088	155	20,141	—	318,384
Non current liabilities	—	—	517	—	517
Deferred income taxes	—	2,952	4,366	(1,923)	5,395

Total noncurrent liabilities	298,088	3,107	25,024	(1,923)	324,296

Total liabilities	299,507	336,396	94,445	(370,789)	359,559

Contingencies and commitments
Stockholders’ equity	109,968	64,377	78,790	(143,167)	109,968

Total liabilities and stockholders’ equity	$409,475	$400,773	$173,235	$(513,956)	$469,527

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited—continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$54,137	$19,970	$—	$74,107
Sales to related parties	—	1,071	422	(1,493)	—

Total revenues	—	55,208	20,392	(1,493)	74,107

Costs and expenses
Cost of goods sold	—	34,652	14,713	(1,493)	47,872
Selling, general and administrative expenses	615	8,417	1,269	—	10,301
Depreciation and amortization	—	3,999	1,106	—	5,105
Interest expense	657	7,729	561	—	8,947
Other (income) expense, net	(207)	(89)	4	—	(292)

Total costs and expenses	1,065	54,708	17,653	(1,493)	71,933

Equity in net income of subsidiaries	2,679	—	—	(2,679)	—

Income from continuing operations before income taxes	1,614	500	2,739	(2,679)	2,174
Provision (benefit) for taxes on income (loss)	(395)	220	1,012	—	837

Income from continuing operations	2,009	280	1,727	(2,679)	1,337

Income from discontinued operations	—	—	842	—	842
Provision (benefit) for taxes on income (loss)	—	—	170	—	170

Net income	$2,009	$280	$2,399	$(2,679)	$2,009

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited—continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2006

(as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$53,891	$14,932	$—	$68,823
Sales to related parties	—	922	541	(1,463)	—

Total revenues	—	54,813	15,473	(1,463)	68,823

Costs and expenses
Cost of goods sold	—	37,046	11,078	(1,463)	46,661
Selling, general and administrative expenses	125	7,230	1,157	—	8,512
Depreciation and amortization	—	3,303	947	—	4,250
Interest expense	8,235	(41)	344	—	8,538
Other (income) expense, net	111	(32)	(7)	—	72

Total costs and expenses	8,471	47,506	13,519	(1,463)	68,033

Equity in net income of subsidiaries	5,605	—	—	(5,605)	—

Income from continuing operations before income taxes	(2,866)	7,307	1,954	(5,605)	790
Provision (benefit) for taxes on income (loss)	(3,237)	2,785	738	—	286

Income from continuing operations	371	4,522	1,216	(5,605)	504

Income from discontinued operations	—	—	(185)	—	(185)
Provision (benefit) for taxes on income (loss)	—	—	(52)	—	(52)

Net income	$371	$4,522	$1,083	$(5,605)	$371

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited—continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$9,560	$897	$2,363	$—	$12,820

Investing activities:
Acquisition of property, plant and equipment	—	(2,527)	(398)	—	(2,925)
Proceeds from divesture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(11,950)	—	—	—	(11,950)

Cash used in investing activities	(11,950)	(1,027)	(1,270)	—	(14,247)

Financing activities:
Borrowings on acquisition facility	22,980	—	—	—	22,980
Payments on long-term debt	(250)	—	(164)	—	(414)

Cash provided by (used in) financing activities	22,730	—	(164)	—	22,566

Effect of exchange rate changes on cash	—	—	7	—	7

Net change in cash and cash equivalents	20,340	(130)	936	—	21,146
Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$22,440	$2,155	$9,209	$—	$33,804

Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2006 (as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$5,514	$1,019	$7,071	$—	$13,604

Investing activities:
Acquisition of property, plant and equipment	(472)	(1,322)	(105)	—	(1,899)
Business acquisition, net of cash acquired	—	—	—	—	—

Cash used in investing activities	(472)	(1,322)	(105)	—	(1,899)

Financing activities:
Net changes in short-term borrowings	—	—	—	—	—
Cash dividends	—	—	—	—	—
Payments on long-term debt	(247)	—	(169)	—	(416)

Cash provided by financing activities	(247)	—	(169)	—	(416)

Effect of exchange rate changes on cash	—	—	10	—	10
Net change in cash	4,795	(303)	6,807	—	11,299

Cash and cash equivalents, beginning of period	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of period	$6,800	$548	$8,032	$—	$15,380

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The information presented below for the three months ended March 31, 2007 and 2006 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
			(as Restated, see note F)
	(unaudited)		(unaudited)
Sales	$74,107	100.0%	$68,823	100.0%

Costs and expenses:
Cost of goods sold	47,872	64.6%	46,661	67.8%
Selling, general, and administrative expenses	10,301	13.9%	8,512	12.4%
Depreciation and amortization	5,105	6.9%	4,250	6.2%
Interest expense	8,947	12.1%	8,538	12.4%
Other expense (income), net	(292)	-0.4%	72	0.1%

Total costs and expenses	71,933	97.1%	68,033	98.9%

Income from continuing operations before income taxes	2,174	2.9%	790	1.1%

Provision for income taxes	837	1.1%	286	0.4%

Income from continuing operations	1,337	1.8%	504	0.7%

Income from (loss on) discontinued operations	842	1.1%	(185)	-0.3%
Provision (benefit) for income taxes	170	0.2%	(52)	-0.1%

Income (loss) from discontinued operations	672	0.9%	(133)	-0.2%

Net income	$2,009	2.7%	$371	0.5%

Sales. Sales for the quarter ended March 31, 2007 increased $5.3 million, or 7.7%, to $74.1 million from $68.8 million for the quarter ended March 31, 2006. The increase in sales was principally due to organic growth which accounted for $3.8 million of the increase. The acquisitions during 2006 added incremental revenue for the quarter ended March 31, 2007 of $1.2 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental revenue for the quarter ended March 31, 2007 of $0.3 million.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2007 increased $1.2 million, or 2.6%, to $47.9 million from $46.7 million for the quarter ended March 31, 2006. The acquisitions during 2006 added incremental cost of goods sold for the quarter ended March 31, 2007 of $1.1 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental costs of goods sold for the quarter ended March 31, 2007 of $0.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2007 increased $1.8 million, or 21.0%, to $10.3 million from $8.5 million for the quarter ended March 31, 2006. The increase in selling, general and administrative expenses is primarily due to $0.4 million of incremental expenses associated with the operations of C. M. Jackson Associates, Inc., an increase in professional service fees of $0.4 million and an increase in severance costs of $0.4 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2007 increased $0.8 million, or 20.1%, to $5.1 million from $4.3 million for the quarter ended March 31, 2006. This increase was primarily due to depreciation and amortization of assets acquired or placed in service after March 31, 2006.

Interest Expense. Interest expense for the quarter ended March 31, 2007 increased by $0.4 million, or 4.8%, to $8.9 million from $8.5 million for the quarter ended March 31, 2006. This increase was primarily due to the increase in interest rates from the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Other Expense (Income), net. Other expense (income), net for the quarter ended March 31, 2007 was $0.3 million of income compared to $0.1 million of expense for the quarter ended March 31, 2006. This fluctuation was primarily due to an increase in interest income on our cash and cash equivalents during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Income from continuing operations before income taxes. Income from continuing operations before income taxes for the quarter ended March 31, 2007 increased by $1.4 million to $2.2 million from $0.8 million for the quarter ended March 31, 2006. This increase was primarily due to the increases in sales from organic growth previously discussed.

Income from (loss on) discontinued operations, including gain on disposal. The income from (loss on) discontinued operations fluctuated from a gain of $0.8 million for the quarter ended March 31, 2007 to a loss of $0.2 million for the quarter ended March 31, 2006. This fluctuation was primarily due to the gain on the divestiture of Mozaic Group, Ltd. of $0.9 million during the quarter ended March 31, 2007.

Provision for income taxes from continuing operations. The effective tax rate for the quarter ended March 31, 2007 was 38.5%, compared to 36.2% for the quarter ended March 31, 2006. The increase in the effective tax rate was primarily due to the impact of foreign operations. Income before income taxes for the foreign operations were higher for the quarter ended March 31, 2007 than for the quarter ended March 31, 2006.

Net income. Net income for the quarter ended March 31, 2007 increased by $1.6 million to $2.0 million from $0.4 million for the quarter ended March 31, 2006. This increase was primarily due to the reasons previously discussed.

Liquidity and Capital Resources

At March 31, 2006, we had $33.8 million in cash and cash equivalents and $34.1 million in adjusted working capital1 compared with $12.7 million in cash and cash equivalents and $41.2 million in adjusted working capital1 at December 31, 2006. The $21.1 million increase in cash is primarily due to $23.0 million of borrowings on the acquisition facility, $15.0 million of which were utilized in an acquisition on April 2, 2007. The $7.1 million decrease in adjusted working capital is primarily due to an increase in accrued interest of $6.0 million.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents and related party receivables) less current liabilities (excluding short-term debt, current portion of long-term debt and related party payables). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	March 31, 2007	December 31, 2006
Working capital	$66,197	$50,274
Less cash	(33,804)	(12,658)
Add current portion of short-term and long-term obligations	1,704	3,605

Adjusted working capital	$34,097	$41,221

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At March 31, 2007, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. There is no assurance, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2007 was $342.2 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of the senior secured term loans. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2007 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2007:

	Required		Actual
Maximum leverage ratio		6.25	5.10
Minimum interest coverage ratio		1.60	2.05
Maximum capital expenditures trailing four quarters	not to exceed $	15.0 million	$9.7 million

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

On February 28, 2007, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”).” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $11,650. In conjunction with this acquisition, we borrowed $8.0 million on our acquisition facility.

On April 2, 2007, we acquired McGurk Studios Limited and Thames McGurk Limited for an aggregate purchase price of $18.2 million ($16.9 million of cash and $1.3 million through the assumption of short-term and long-term indebtedness). In conjunction with this acquisition, we borrowed $15.0 million on our acquisition facility.

Cash flow

Quarter ended March 31, 2007 compared to the quarter ended March 31, 2006

Cash flows from operating activities. Net cash provided by operating activities was $12.8 million for the quarter ended March 31, 2007 as compared to $13.6 million for the quarter ended March 31, 2006. The primary reasons for the decrease were changes in working capital partially offset by an increase in net income.

Cash flows from investing activities. Net cash used for investing activities was $14.3 million for the quarter ended March 31, 2007 as compared to $1.9 million for the quarter ended March 31, 2006. The increase in cash used for investing activities is primarily due to the acquisition of the operations of C.M. Jackson Associates, Inc., which included cash payments related to this acquisition of $12.0 million during the quarter ended March 31, 2007. In addition, capital expenditures increased $1.0 million to $2.9 million for the quarter ended March 31, 2007 as compared to $1.9 million for the quarter ended March 31, 2006. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. These increases were partially offset by $1.5 million in proceeds received from the divestiture of our controlling interest in Mozaic Group, Ltd., net of $0.9 million of Mozaic Group, Ltd.’s cash included in the divestiture.

Cash flows from financing activities. Net cash provided by financing activities was $22.6 million for the quarter ended March 31, 2007 as compared to cash used in financing activities of $0.4 million for the quarter ended March 31, 2006. The primary reason for this fluctuation was borrowings of $23.0 million on the acquisition facility during the quarter ended March 31, 2007 compared to zero borrowings on the acquisition facility during the quarter ended March 31, 2006.

Contractual Obligations

The $23.0 million outstanding on the acquisition facility is payable in quarterly installments of approximately $56 through September 2011, with the remaining amount due at maturity on December 31, 2011. Borrowings on the acquisition facility bear interest at a variable rate of LIBOR plus 2.5%. At March 31, 2007, the interest rate was 7.85%.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense, which were zero for the three months ended March 31, 2007.

Tax years December 30, 2005 to December 31, 2005 and January 1, 2006 to December 31, 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process. For the tax years ended December 31, 2003 through December 29, 2005, we have been indemnified for all taxes, interest and penalties by the previous owner.

There have been no other material changes to our critical accounting policies since December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007 there were no material changes in our December 31, 2006 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended March 31, 2007, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2007 and concluded that they were not effective as a result of the material weaknesses described below. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There were seven material weaknesses discussed in our Annual Report on Form 10-K as of December 31, 2006, four of which have been remediated as discussed below. The material weaknesses over (1) lack of sufficient resources in our accounting and finance organization, (2) accounting for unbilled accounts receivable and (3) accounting for work in process inventory continue to exist as of March 31, 2007.

Notwithstanding these material weaknesses which continue to exist as of March 31, 2007, management has concluded that our condensed consolidated financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of March 31, 2007, management has concluded that four of the material weaknesses previously reported in the Annual Report on Form 10-K as of December 31, 2006 have been remediated as a result of the following changes in internal control:

•

Accounting for contract revenue. As of December 31, 2006, we did not maintain effective controls over the accuracy of revenues earned under contracts with non-standard terms and conditions. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all customer contracts must be approved by legal counsel prior to signing. This enables us to better track non-standard terms and conditions. We also improved the coordination between the finance department and legal counsel to ensure non-standard terms and conditions receive appropriate accounting treatment.

•

Accounting for property, plant and equipment. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of our property, plant and equipment. We installed a new fixed asset system in the fourth quarter of 2006, which was fully updated and operational in the first quarter of 2007. This fixed asset system enables us to ensure that property, plant and equipment assets are properly monitored and depreciated in accordance with our fixed asset policy. We also added additional controls during the first quarter of 2007 concerning the preparation and review of reconciliations over the fixed asset accounting process during the monthly closing process.

•

Accounting for intangible assets. As of December 31, 2006, we did not maintain effective controls to accurately and completely record amortization of acquired intangibles. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all useful lives for all newly acquired intangible assets are to be reviewed for consistency with the established policy in accordance with GAAP.

•

Accounting for accrued and other expenses. As of December 31, 2006, we did not maintain effective controls to ensure the completeness and accuracy of certain of our accrued liabilities, accounts payable and related expense accounts. We hired additional personnel during 2006 and the first quarter of 2007 to improve the handling of cut-off for purchases and expenditures. We also provided additional training and communication in this area during the first quarter of 2007.

As described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in our Form 10-K for the year ended December 31, 2006

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent

10.	MATERIAL CONTRACTS

10.1*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr. incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, File No. 333-133825

10.2	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.32 to the Registrant’s Form 10-K Report for the year ended December 31, 2006, File No. 333-133825

10.3	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) SGS International, Inc.

10.4	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) SGS International, Inc.

EXHIBIT NUMBER	DESCRIPTION
31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ HENRY R. BAUGHMAN
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/S/ JAMES M. DAHMUS
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)