Form 10-Q
period 2007-06-30
SGS International, Inc.
filed 2007-08-14
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007 there were 1,000 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
		(as Restated, see Note F)
REVENUES	$79,337	$72,597
COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation)	53,116	45,120
Selling, general and administrative expenses	12,438	10,827
Depreciation and amortization	5,792	4,708
Interest expense	9,276	8,551
Other expense, net	481	410

Total costs and expenses	81,103	69,616

INCOME FROM (LOSS ON) CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,766)	2,981
PROVISION (BENEFIT) FOR INCOME TAXES	(601)	1,392

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	(1,165)	1,589

LOSS ON DISCONTINUED OPERATIONS	—	(85)
BENEFIT FOR INCOME TAXES	—	(81)

NET INCOME (LOSS)	$(1,165)	$1,585

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
		(as Restated, see Note F)
REVENUES	$153,444	$141,420
COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation)	100,988	91,781
Selling, general and administrative expenses	22,739	19,339
Depreciation and amortization	10,897	8,958
Interest expense	18,223	17,089
Other expense, net	189	482

Total costs and expenses	153,036	137,649

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	408	3,771
PROVISION FOR INCOME TAXES	236	1,678

INCOME FROM CONTINUING OPERATIONS	172	2,093

INCOME FROM (LOSS ON) DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	842	(270)
PROVISION (BENEFIT) FOR INCOME TAXES	170	(133)

NET INCOME	$844	$1,956

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,775	$12,658
Receivables from customers, less allowances of $1,608 and $1,422 at June 30, 2007 and December 31, 2006, respectively	62,910	57,417
Inventories	5,832	5,733
Deferred income taxes	1,194	1,676
Prepaid expenses and other current assets	9,254	8,053

Total current assets	89,965	85,537
Properties, plants and equipment, net	54,813	52,413
Goodwill	167,311	157,778
Other intangible assets, net	179,916	163,113
Deferred financing costs, net	9,482	10,177
Other assets	426	509

TOTAL ASSETS	$501,913	$469,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$18,016	$15,719
Accrued compensation	5,771	6,122
Accrued taxes, including taxes on income	2,762	1,680
Accrued interest	1,064	1,091
Other current liabilities	7,698	7,046
Current portion of short-term and long-term obligations	1,778	3,605

Total current liabilities	37,089	35,263
Long-term obligations, net of current portion	342,159	318,384
Non-current liabilities	563	517
Deferred income taxes	5,678	5,395

Total liabilities	385,489	359,559

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized and outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	8,043	2,431
Retained earnings	1,381	537

Total stockholders’ equity	116,424	109,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$501,913	$469,527

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006		$—	$107,000	$537	$2,431	$109,968
Comprehensive income:
Net income	$844	—	—	844	—	844
Cumulative translation adjustments, net	5,612	—	—	—	5,612	5,612

Comprehensive income	$6,456

Balance at June 30, 2007		$—	$107,000	$1,381	$8,043	$116,424

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
		(as Restated, see Note F)
CASH FLOWS FROM OPERATING ACTIVITIES:	$10,989	$15,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,171)	(3,621)
Proceeds from sales of assets	—	2,060
Proceeds from divestiture of business, net of cash divested	628	—
Business acquisitions, net of cash acquired	(28,471)	(2,026)

Net cash used in investing activities	(34,014)	(3,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	23,057	—
Net borrowings on revolving lines of credit	—	800
Payments on long-term debt	(2,367)	(724)

Net cash provided by financing activities	20,690	76

Effect of exchange rate changes on cash	452	217

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,883)	12,210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,658	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,775	$16,291

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. As of June 30, 2007, the Company had 38 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, and China.

Acquisitions

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $16,650 (the “Purchase Price”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company will operate the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. $5,000 of the Purchase Price is payable in two equal installments on February 28, 2008 and 2009, respectively. The deferred purchase price installments are subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. A portion of the second deferred installment is payable only if the acquired business achieves a specified threshold of earnings before interest, depreciation and amortization. This $5,000 of deferred purchase price will continue to be recorded as compensation expense through 2009. The purchase price allocation for the acquisition from CMJ is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$11,650
Transaction costs	300

Total acquisition price	$11,950

Allocation of acquisition price:
Current assets	$265
Properties, plants and equipment	217
Goodwill	3,298
Customer relationships	7,800
Other intangible assets	400
Liabilities assumed	(30)

Total acquisition price	$11,950

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Results of operations of the acquired business from CMJ are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition from CMJ had been made at the beginning of each period presented, would not have been materially different from the results reported.

On April 2, 2007, SGS International, Inc. (the “Registrant”) and SGS Packaging Europe Holdings Limited (“Holdings”), a wholly owned subsidiary of the Registrant, entered into Share Sale and Purchase Agreements (the “Agreements”) under which Holdings acquired the outstanding shares of McGurk Studios Limited (“Studios”) and Thames McGurk Limited (“Thames” and, together with Studios, “McGurks”) for an aggregate consideration (the “Consideration”) of 9.2 million pounds sterling (approximately $18,193,920 based on the U.S. dollar/pound sterling exchange rate on April 2, 2007), subject to adjustment as described in the Agreements. The Consideration consists of a cash payment in the amount of 8,543,446 pounds sterling (approximately $16,895,519 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) and assumption of McGurks’ short-term and long-term indebtedness in the amount of 656,554 pounds sterling (approximately $1,298,401 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate). McGurks is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong.

On March 30, 2007, in connection with the financing of the acquisition of McGurks described above, the Company borrowed the sum of $15.0 million under its acquisition facility (“the McGurk Borrowing”).

The purchase price allocation for this acquisition is provided below. The purchase price allocation for this acquisition is subject to completion of final fair value allocations.

Purchase price	$16,896	(1)
Transaction costs	310

Total acquisition price	$17,206

Allocation of acquisition price:
Current assets	$5,599
Properties, plant and equipment	3,041
Goodwill	3,030
Customer relationships	9,885
Other intangible assets	692
Liabilities assumed	(5,041)

Total acquisition price	$17,206

(1)	The acquisition price in the table above consists of the aggregate consideration of $18,194 (9,200 pounds sterling) less debt assumed of $1,298 (657 pounds sterling).

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following table presents the unaudited pro forma results of operations for the Company for the three month periods ended June 30, 2007 and June 30, 2006 and the six month periods ended June 30, 2007 and June 30, 2006. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the McGurks acquisition had occurred as of the beginning of each period. The pro forma information contains the actual combined operating results of the Company and McGurks, with the results prior to the acquisition adjusted to include the pro forma impact of (1) amortization expense associated with the customer relationships and other intangible assets (calculated using a useful life of 20 years) recorded in connection with the preliminary purchase price allocation, (2) interest expense associated with the McGurk Borrowing of $15,000 at a variable rate of LIBOR plus 2.5%, and (3) income tax expense at a blended rate of 38.5% in 2007 and 37.9% in 2006.

Pro forma

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Revenues	$79,337	$76,730
Net income (loss)	(1,165)	1,774

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues	$158,183	$148,843
Net income	850	2,032

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics, Ltd., The Box Room Limited, SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd (“Mozaic”) through February 28, 2007 and, since April 2, 2007, McGurk Studios Limited and Thames McGurk Limited.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2007 does not include the accounts of Mozaic. The accompanying unaudited condensed consolidated statements of operations and statements of cash flows for the three months ended and six months ended June 30, 2007 include the accounts of Mozaic through the date of its sale on February 28, 2007. Effective March 1, 2007, the Company is accounting for the investment in Mozaic using the cost method.

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. Such estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments but actual results could differ from those estimates upon subsequent resolution of some matters.

Recently Issued and Adopted Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the three months and six months ended June 30, 2007.

Tax years December 30, 2005 to December 31, 2005 and January 1, 2006 to December 31, 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process. For the tax years ended December 31, 2003 through December 29, 2005, the Company has been indemnified for all taxes, interest and penalties by the previous owner.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2007	December 31, 2006
Goodwill, cost	$167,311	$157,778
Customer relationships, cost	168,518	148,572
Customer relationships, accumulated amortization	(11,366)	(7,415)
Other intangible assets, cost	24,524	23,115
Other intangible assets, accumulated amortization	(1,760)	(1,159)

	$347,227	$320,891

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2007 is due to the following:

	Goodwill	Customer relationships, cost	Other intangible assets, cost
Balance at December 31, 2006	$157,778	$148,572	$23,115
Acquisitions during the six months ended June 30, 2007	6,364	17,842	1,101
Changes due to foreign currency fluctuations	3,169	2,104	308

Balance at June 30, 2007	$167,311	$168,518	$24,524

Amortization of customer relationships and other intangible assets is estimated to be approximately $9,240 in 2007 and $9,420 each year from 2008 through 2011.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

C.	Interest Expense

Interest expense consists of the following:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Interest on senior term loan	$2,326	$1,926
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	337	303
Commitment fees on senior credit facility	108	195
Interest on acquisition facility	461	—
Other	44	127

Total	$9,276	$8,551

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest on senior term loan	$4,609	$4,003
Interest on senior subordinated notes	12,000	12,000
Amortization of deferred financing costs	695	600
Commitment fees on senior credit facility	281	389
Interest on acquisition facility	567	—
Other	71	97

Total	$18,223	$17,089

D.	Contingencies and Commitments

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, or liquidity.

E.	Income Taxes

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly tax rate, as necessary. The effective tax rate was 34.0% for the three months ended June 30, 2007 and 32.5% for the six months ended June 30, 2007, compared to 45.3% for the three months ended June 30, 2006 and 44.1% for the six months ended June 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of dispersion of global income and certain discrete items recognized during the periods in 2006. Additionally, as income before income taxes increases, the impact of the permanent items on our effective tax rate declines. We currently expect our effective tax rate for the 2007 fiscal year to be between 33% and 34%.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered to be permanently reinvested in foreign countries. As of June 30, 2007, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $284. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. For certain subsidiaries where the undistributed earnings are not considered permanently reinvested, the Company has recorded a deferred tax liability, net of expected foreign tax credits.

F.	Restatement of Condensed Consolidated Quarterly Financial Statements (unaudited)

The Company’s unaudited interim condensed consolidated statements of operations have been restated for the three months ended June 30, 2006 and the six months ended June 30, 2006 to reflect the correction of errors as described below.

The following table summarizes the effects of the restatement adjustments discussed below on income before income taxes for each of the previously reported quarterly periods.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Effects of restatement adjustments:
Income before income taxes, as originally reported	$1,766	$2,944
Work-in-process inventory	(524)	(541)
Revenue for unbilled accounts receivable	1,571	1,078
Properties, plants and equipment, including depreciation and amortization	(24)	22
Other	107	(2)

Income before income taxes, as restated	2,896	3,501

Effects of income (loss) on discontinued operations	(85)	(270)

Income from continuing operations before income taxes, as restated with discontinued operations	$2,981	$3,771

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

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Errors in Recording Depreciation and Amortization

The adjustment to income before income taxes to accurately record depreciation and amortization for fixed and intangible assets is due to the following items:

•

The Company was in the process of installing a fixed asset ledger system during 2006. As a result, certain balances within construction work in process were not properly transferred to the fixed asset categories of buildings, equipment, or software in a timely manner. The delay in transferring these assets into the respective fixed asset categories and designating the assets as placed in service resulted in an understatement of depreciation and amortization expense of $146 and $315 in the three months ended and six months ended June 30, 2006, respectively.

•

The Company understated depreciation expense and amortization expense due to depreciating fixed assets and amortizing customer relationships using incorrect useful lives. Accordingly, depreciation expense and amortization expense were understated by $308 and $616 in the three months ended and six months ended June 30, 2006, respectively.

•

The Company inappropriately expensed amounts that should have been capitalized as fixed assets. Accordingly, cost of goods sold was overstated by $430 and $953 in the three months ended and six months ended June 30, 2006, respectively.

Other Items

The following items also represented errors detected that impacted the restatements for the three months ended and six months ended June 30, 2006:

•

The Company did not recognize the appropriate amount of revenue for a significant customer in accordance with the pricing terms of the related sales contract. As a result, revenue was overstated in the three months ended and six months ended June 30, 2006.

•

The Company amortized deferred financing fees using the straight-line method, as opposed to the effective interest method. As a result, interest expense was restated for the three months ended June 30, 2006.

•

The Company did not recognize a foreign currency loss on the portion of the senior secured term loan denominated in pound sterling. As a result, other expense was restated for the three months ended June 30, 2006.

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following tables presents the Company’s unaudited interim condensed consolidated statements of operations as previously reported and as restated for the three months ended June 30, 2006 and the six months ended June 30, 2006 to reflect the correction of errors as described above.

	Three Months Ended June 30, 2006
	As Originally Reported	As Restated	As Restated with Discontinued Operations
Revenues	$74,353	$75,814	$72,597
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	47,542	47,636	45,120
Selling, general, and administrative expenses	11,405	11,405	10,827
Depreciation and amortization	4,365	4,819	4,708
Interest expense	8,692	8,586	8,551
Other expense, net	583	472	410

Total costs and expenses	72,587	72,918	69,616

Income from continuing operations before income taxes	1,766	2,896	2,981
Provision for income taxes	978	1,311	1,392

Income from continuing operations	788	1,585	1,589

Loss on discontinued operations	—	—	(85)
Benefit for taxes on income	—	—	(81)

Net income	$788	$1,585	$1,585

	Six Months Ended June 30, 2006
	As Originally Reported	As Restated	As Restated with Discontinued Operations
Revenues	$147,102	$147,960	$141,420
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	97,401	96,989	91,781
Selling, general, and administrative expenses	20,532	20,532	19,339
Depreciation and amortization	8,257	9,188	8,958
Interest expense	17,362	17,144	17,089
Other expense, net	606	606	482

Total costs and expenses	144,158	144,459	137,649

Income from continuing operations before income taxes	2,944	3,501	3,771
Provision for income taxes	1,380	1,545	1,678

Income from continuing operations	1,564	1,956	2,093

Loss on discontinued operations	—	—	(270)
Benefit for taxes on income	—	—	(133)

Net income	$1,564	$1,956	$1,956

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following table presents the Company’s unaudited interim condensed consolidated statements of cash flows as previously reported and as restated for the six months ended June 30, 2006 for the error corrections described above.

	Six Months Ended June 30, 2006
	As Originally Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES	$14,551	$15,504

CASH FLOWS FROM INVESTING ACTIVITIES—
Acquisition of property, plant and equipment	(2,668)	(3,621)
Proceeds from sales of assets	2,060	2,060
Business acquisitions, net of cash acquired	(2,026)	(2,026)

Net cash used in investing activities	(2,634)	(3,587)

CASH FLOWS FROM FINANCING ACTIVITIES—
Net borrowings on revolving lines of credit	800	800
Payments on long-term debt	(724)	(724)

Net cash used in financing activities	76	76

Effect of exchange rate changes on cash	217	217

Increase in cash and cash equivalents	12,210	12,210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,518	$16,291

G.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the 12% senior subordinated notes. As of June 30, 2007, the U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. As of June 30, 2007, The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., McGurk Studios Limited, Thames McGurk Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company, the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,146	$1,563	$8,066	$—	$10,775
Receivables from customers, less allowances	—	39,667	23,243	—	62,910
Intercompany receivables	313,005	36,989	50,587	(400,581)	—
Inventories	—	3,366	2,466	—	5,832
Deferred income taxes	—	1,047	147	—	1,194
Prepaid expenses and other current assets	102	6,859	2,293	—	9,254

Total current assets	314,253	89,491	86,802	(400,581)	89,965
Investment in subsidiaries	112,409	23,001	14,800	(150,210)	—
Properties, plants and equipment, net	11	43,832	10,970	—	54,813
Goodwill	—	120,689	46,622	—	167,311
Other intangible assets, net	—	131,818	48,098	—	179,916
Deferred financing costs, net	9,482	—	—	—	9,482
Deferred income taxes	2,492	—	—	(2,492)	—
Other assets	—	200	226	—	426

Total assets	$438,647	$409,031	$207,518	$(553,283)	$501,913

Liabilities
Current liabilities
Accounts payable, trade	$357	$10,178	$7,481	$—	$18,016
Intercompany payables	—	321,862	78,719	(400,581)	—
Accrued compensation	—	4,164	1,607	—	5,771
Accrued taxes, including taxes on income	—	393	2,369	—	2,762
Accrued interest	12	1,038	14	—	1,064
Other current liabilities	—	4,698	3,000	—	7,698
Current portion of short-term and long-term obligations	1,230	57	491	—	1,778

Total current liabilities	1,599	342,390	93,681	(400,581)	37,089
Noncurrent liabilities
Long-term obligations, net of current portion	320,520	199	21,440	—	342,159
Noncurrent liabilities	—	—	563	—	563
Deferred income taxes	—	2,267	5,903	(2,492)	5,678

Total liabilities	322,119	344,856	121,587	(403,073)	385,489

Commitments and contingencies
Stockholders’ equity	116,528	64,175	85,931	(150,210)	116,424

Total liabilities and stockholders’ equity	$438,647	$409,031	$207,518	$(553,283)	$501,913

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$2,100	$2,286	$8,272	$—	$12,658
Receivables from customers, less allowances	—	39,005	18,412	—	57,417
Intercompany receivables	289,829	37,289	41,748	(368,866)	—
Inventories	—	3,588	2,145	—	5,733
Deferred income taxes	—	1,547	129	—	1,676
Prepaid expenses and other current assets	80	6,020	1,953	—	8,053

Total current assets	292,009	89,735	72,659	(368,866)	85,537
Investment in subsidiaries	105,366	23,001	14,800	(143,167)	—
Properties, plants and equipment, net	—	43,322	9,091	—	52,413
Goodwill	—	117,391	40,387	—	157,778
Other intangible assets, net	—	127,049	36,064	—	163,113
Deferred financing costs, net	10,177	—	—	—	10,177
Deferred income taxes	1,923	—	—	(1,923)	—
Other assets	—	275	234	—	509

Total assets	$409,475	$400,773	$173,235	$(513,956)	$469,527

Liabilities
Current liabilities
Accounts payable, trade	$413	$8,852	$6,454	$—	$15,719
Intercompany payables	—	314,588	54,278	(368,866)	—
Accrued compensation	—	4,025	2,097	—	6,122
Accrued taxes, including taxes on income	—	391	1,289	—	1,680
Accrued interest	6	1,058	27	—	1,091
Other current liabilities	—	4,318	2,728	—	7,046
Current portion of short-term and long-term obligations	1,000	57	2,548	—	3,605

Total current liabilities	1,419	333,289	69,421	(368,866)	35,263
Noncurrent liabilities
Long-term obligations, net of current portion	298,088	155	20,141	—	318,384
Noncurrent liabilities	—	—	517	—	517
Deferred income taxes	—	2,952	4,366	(1,923)	5,395

Total liabilities	299,507	336,396	94,445	(370,789)	359,559

Commitments and contingencies
Stockholders’ equity	109,968	64,377	78,790	(143,167)	109,968

Total liabilities and stockholders’ equity	$409,475	$400,773	$173,235	$(513,956)	$469,527

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$53,955	$25,382	$—	$79,337
Sales to related parties	—	1,005	139	(1,144)	—

Total revenues	—	54,960	25,521	(1,144)	79,337

Costs and expenses
Cost of goods sold	—	34,526	19,734	(1,144)	53,116
Selling, general and administrative expenses	566	9,594	2,278	—	12,438
Depreciation and amortization	—	4,284	1,508	—	5,792
Interest expense	926	7,748	602	—	9,276
Other (income) expense, net	(1,506)	86	1,901	—	481

Total costs and expenses	(14)	56,238	26,023	(1,144)	81,103

Equity in net income of subsidiaries	(1,353)	—	—	1,353	—

Income from continuing operations before income taxes	(1,339)	(1,278)	(502)	1,353	(1,766)
Provision (benefit) for taxes on income (loss)	(174)	(406)	(21)	—	(601)

Income from continuing operations	(1,165)	(872)	(481)	1,353	(1,165)

Income from discontinued operations	—	—	—	—	—
Provision (benefit) for taxes on income (loss)	—	—	—	—	—

Net income (loss)	$(1,165)	$(872)	$(481)	$1,353	$(1,165)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(as Restated, see note F)

	Parent /Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$56,824	$15,773	$—	$72,597
Sales to related parties	—	960	821	(1,781)	—

Total revenues	—	57,784	16,594	(1,781)	72,597

Costs and expenses
Cost of goods sold	—	34,084	12,817	(1,781)	45,120
Selling, general and administrative expenses	575	8,797	1,455	—	10,827
Depreciation and amortization	—	3,820	888	—	4,708
Interest expense	(7,324)	15,207	2,292	(1,624)	8,551
Other (income) expense, net	466	(135)	(1,545)	1,624	410

Total costs and expenses	(6,283)	61,773	15,907	(1,781)	69,616

Equity in net income of subsidiaries	(2,268)	—	—	2,268	—

Income from continuing operations before income taxes	4,015	(3,989)	687	2,268	2,981
Provision (benefit) for taxes on income (loss)	2,430	(1,349)	311	—	1,392

Income from continuing operations	1,585	(2,640)	376	2,268	1,589

Income from discontinued operations	—	—	(85)	—	(85)
Provision (benefit) for taxes on income (loss)	—	—	(81)	—	(81)

Net income (loss)	$1,585	$(2,640)	$372	$2,268	$1,585

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$108,092	$45,352	$—	$153,444
Sales to related parties	—	2,076	561	(2,637)	—

Total revenues	—	110,168	45,913	(2,637)	153,444

Costs and expenses
Cost of goods sold	—	69,178	34,447	(2,637)	100,988
Selling, general and administrative expenses	1,181	18,011	3,547	—	22,739
Depreciation and amortization	—	8,283	2,614	—	10,897
Interest expense	1,583	15,477	1,163	—	18,223
Other (income) expense, net	(1,713)	(3)	1,905	—	189

Total costs and expenses	1,051	110,946	43,676	(2,637)	153,036

Equity in net income of subsidiaries	1,326	—	—	(1,326)	—

Income from continuing operations before income taxes	275	(778)	2,237	(1,326)	408
Provision (benefit) for taxes on income (loss)	(569)	(186)	991	—	236

Income from continuing operations	844	(592)	1,246	(1,326)	172

Income from discontinued operations	—	—	842	—	842
Provision (benefit) for taxes on income (loss)	—	—	170	—	170

Net income (loss)	$844	$(592)	$1,918	$(1,326)	$844

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(as Restated, see note F)

	Parent /Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$110,715	$30,705	$—	$141,420
Sales to related parties	—	1,882	1,362	(3,244)	—

Total revenues	—	112,597	32,067	(3,244)	141,420

Costs and expenses
Cost of goods sold	—	71,130	23,895	(3,244)	91,781
Selling, general and administrative expenses	700	16,027	2,612	—	19,339
Depreciation and amortization	—	7,123	1,835	—	8,958
Interest expense	911	15,166	2,636	(1,624)	17,089
Other (income) expense, net	577	(167)	(1,552)	1,624	482

Total costs and expenses	2,188	109,279	29,426	(3,244)	137,649

Equity in net income of subsidiaries	3,337	—	—	(3,337)	—

Income from continuing operations before income taxes	1,149	3,318	2,641	(3,337)	3,771
Provision (benefit) for taxes on income (loss)	(807)	1,436	1,049	—	1,678

Income from continuing operations	1,956	1,882	1,592	(3,337)	2,093

Income from discontinued operations	—	—	(270)	—	(270)
Provision (benefit) for taxes on income (loss)	—	—	(133)	—	(133)

Net income	$1,956	$1,882	$1,455	$(3,337)	$1,956

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$4,373	$3,052	$3,564	$—	$10,989

Investing activities:
Acquisition of property, plant and equipment	(11)	(5,319)	(841)	—	(6,171)
Proceeds from divestiture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(27,737)	—	(734)	—	(28,471)

Cash used in investing activities	(27,748)	(3,819)	(2,447)	—	(34,014)

Financing activities:
Borrowings on acquisition facility	23,000	57	—	—	23,057
Payments on long-term debt	(579)	(12)	(1,776)	—	(2,367)

Cash provided by (used in) financing activities	22,421	45	(1,776)	—	20,690

Effect of exchange rate changes on cash	—	—	452	—	452

Net change in cash and cash equivalents	(954)	(722)	(207)	—	(1,883)
Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$1,146	$1,563	$8,066	$—	$10,775

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$1,168	$7,952	$6,384	$—	$15,504

Investing activities:
Acquisition of property, plant and equipment	(471)	(2,672)	(478)	—	(3,621)
Proceeds from divesture of business, net of cash divested	—	2,060	—	—	2,060
Business acquisition, net of cash acquired	—	—	(2,026)	—	(2,026)

Cash used in investing activities	(471)	(612)	(2,504)	—	(3,587)

Financing activities:
Net borrowings on lines of credit	—	—	800	—	800
Payments on long-term debt	(496)	—	(228)	—	(724)

Cash provided by (used in) financing activities	(496)	—	572	—	76

Effect of exchange rate changes on cash	—	—	217	—	217

Net change in cash and cash equivalents	201	7,340	4,669	—	12,210
Cash and cash equivalents, beginning of period	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of period	$2,206	$8,191	$5,894	$—	$16,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The information presented below for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts below are in thousands and percentages are expressed as a percentage of sales.)

Three months ended June 30, 2007 compared to three months ended June 30, 2006

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
			(as Restated, see note F)
	(unaudited)		(unaudited)
Sales	$79,337	100.0%	$72,597	100.0%
Costs and expenses:
Cost of goods sold	53,116	66.9%	45,120	62.2%
Selling, general, and administrative expenses	12,438	15.7%	10,827	14.9%
Depreciation and amortization	5,792	7.3%	4,708	6.5%
Interest expense	9,276	11.7%	8,551	11.8%
Other expense, net	481	0.6%	410	0.6%

Total costs and expenses	81,103	102.2%	69,616	95.9%

Income from (loss on) continuing operations before income taxes	(1,766)	-2.2%	2,981	4.1%
Provision (benefit) for income taxes	(601)	-0.8%	1,392	1.9%

Income from (loss on) continuing operations	(1,165)	-1.5%	1,589	2.2%

Loss on discontinued operations	—	0.0%	(85)	-0.1%
Benefit for income taxes	—	0.0%	(81)	-0.1%

Net income (loss)	$(1,165)	-1.5%	$1,585	2.2%

Sales. Sales for the three months ended June 30, 2007 increased $6.7 million, or 9.3%, to $79.3 million from $72.6 million for the three months ended June 30, 2006. The increase in sales was primarily due to sales from acquired businesses. The acquisitions during 2006 added incremental revenue for the three months ended June 30, 2007 of $1.8 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental revenue for the three months ended June 30, 2007 of $1.8 million. The acquisition of McGurk Studios Limited and Thames McGurk Limited (collectively “McGurks”) on April 2, 2007 added incremental revenue for the three months ended June 30, 2007 of $5.7 million. Sales from existing facilities were $2.6 million lower for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This decrease in sales from existing facilities is primarily due to the timing of orders received. Specifically, sales in the three months ended June 30, 2007 were negatively impacted by the increased sales in the first quarter of 2007 due to the timing of orders received from customers and the corresponding sales. By comparison, sales in the three months ended June 30, 2006, were positively impacted by the lower sales made in the first and third quarters of 2006 due to the timing of orders received from customers and the corresponding sales.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2007 increased $8.0 million, or 17.7%, to $53.1 million from $45.1 million for the three months ended June 30, 2006. The increase was primarily due to costs of goods sold from acquired businesses. The acquisitions during 2006 added incremental cost of goods sold for the three months ended June 30, 2007 of $1.9 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental cost of goods sold for the three months ended June 30, 2007 of $1.4 million. The acquisition of McGurks on April 2, 2007 added incremental cost of good sold for the three months ended June 30, 2007 of $4.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 increased $1.6 million, or 14.8%, to $12.4 million from $10.8 million for the three months ended June 30, 2006. The increase was due to expenses from acquired businesses. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental selling, general and administrative expenses for the three months ended June 30, 2007 of $1.2 million. The acquisition of McGurks on April 2, 2007 added incremental selling, general and administrative expenses for the three months ended June 30, 2007 of $0.6 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2007 increased $1.1 million, or 23.0%, to $5.8 million from $4.7 million for the three months ended June 30, 2006. The acquisitions during 2006 added incremental depreciation and amortization expenses for the three months ended June 30, 2007 of $0.2 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental depreciation and amortization expenses for the three months ended June 30, 2007 of $0.1 million. The acquisition of McGurks on April 2, 2007 added incremental depreciation and amortization expenses for the three months ended June 30, 2007 of $0.3 million. The remainder of the increase in depreciation and amortization expenses was primarily due to depreciation and amortization of assets acquired or placed in service during 2006 and 2007.

Interest Expense. Interest expense for the three months ended June 30, 2007 increased by $0.7 million, or 8.5%, to $9.3 million from $8.6 million for the three months ended June 30, 2006. Interest expense on the borrowings on the acquisition facility during 2007 added $0.5 million of interest expense in the three months ended June 30, 2007. The remainder of this increase was primarily due to the increase in interest rates from the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Other Expense, net. Other expense (income), net for the three months ended June 30, 2007 was $0.5 million of income compared to $0.4 million of expense for the three months ended June 30, 2006.

Income from (loss on) continuing operations before income taxes. Income from continuing operations before income taxes for the three months ended June 30, 2007 decreased by $4.7 million to a loss of $1.8 million from income of $2.9 million for the three months ended June 30, 2006. This decrease was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses as previously discussed.

Income from (loss on) discontinued operations, including gain on disposal. There was no income from (loss on) discontinued operations for the three months ended June 30, 2007 due to the sale of the controlling interest in Mozaic Group, Ltd. on February 28, 2007. This is compared to a loss of $0.1 million for the three months ended June 30, 2006.

Provision (benefit) for income taxes. The effective tax rate was 34.0% for the three months ended June 30, 2007 compared to 45.3% for the three months ended June 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of dispersion of global income and certain discrete items recognized during the periods in 2006. Additionally, as income before income taxes increases, the impact of the permanent items on our effective tax rate declines. We currently expect our effective tax rate for the 2007 fiscal year to be between 33% and 34%.

Net income (loss). Net income (loss) for the three months ended June 30, 2007 decreased by $2.8 million to a loss of $1.2 million from income of $1.6 million for the three months ended June 30, 2006. This decrease was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses as previously discussed.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
			(as Restated, see note F)
	(unaudited)		(unaudited)
Sales	$153,444	100.0%	$141,420	100.0%
Costs and expenses:
Cost of goods sold	100,988	65.8%	91,781	64.9%
Selling, general, and administrative expenses	22,739	14.8%	19,339	13.7%
Depreciation and amortization	10,897	7.1%	8,958	6.3%
Interest expense	18,223	11.9%	17,089	12.1%
Other expense, net	189	0.1%	482	0.3%

Total costs and expenses	153,036	99.7%	137,649	97.3%

Income from continuing operations before income taxes	408	0.3%	3,771	2.7%
Provision for income taxes	236	0.2%	1,678	1.2%

Income from continuing operations	172	0.1%	2,093	1.5%

Income from (loss on) discontinued operations	842	0.5%	(270)	-0.2%
Provision (benefit) for income taxes	170	0.1%	(133)	-0.1%

Net income	$844	0.6%	$1,956	1.4%

Sales. Sales for the six months ended June 30, 2007 increased $12.0 million, or 8.5%, to $153.4 million from $141.4 million for the six months ended June 30, 2006. The acquisitions during 2006 added incremental revenue for the six months ended June 30, 2007 of $3.0 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental revenue for the six months ended June 30, 2007 of $2.1 million. The acquisition of McGurks on April 2, 2007 added incremental revenue for the six months ended June 30, 2007 of $5.7 million. The remaining $1.2 million of the increase in sales was due to organic growth.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2007 increased $9.2 million, or 10.0%, to $101.0 million from $91.8 million for the six months ended June 30, 2006. The increase was primarily due to costs of goods sold from acquired businesses. The acquisitions during 2006 added incremental cost of goods sold for the six months ended June 30, 2007 of $3.0 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental cost of goods sold for the six months ended June 30, 2007 of $1.7 million. The acquisition of McGurks on April 2, 2007 added incremental cost of good sold for the six months ended June 30, 2007 of $4.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 increased $3.4 million, or 17.6%, to $22.7 million from $19.3 million for the six months ended June 30, 2006. The increase was primarily due to expenses from acquired businesses. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental selling, general and administrative expenses for the six months ended June 30, 2007 of $1.6 million. The acquisition of McGurks on April 2, 2007 added incremental selling, general and administrative expenses for the six months ended June 30, 2007 of $0.6 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2007 increased $1.9 million, or 21.6%, to $10.9 million from $9.0 million for the six months ended June 30, 2006. The acquisitions during 2006 added incremental depreciation and amortization expenses for the six months ended June 30, 2007 of $0.3 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental depreciation and amortization expenses for the three months ended June 30, 2007 of $0.1 million. The acquisition of McGurks on April 2, 2007 added incremental depreciation and amortization expenses for the three months ended June 30, 2007 of $0.3 million. The remainder of the increase in depreciation and amortization expenses was primarily due to depreciation and amortization of assets acquired or placed in service during 2006 and 2007.

Interest Expense. Interest expense for the six months ended June 30, 2007 increased by $1.1 million, or 6.6%, to $18.2 million from $17.1 million for the six months ended June 30, 2006. Interest expense on the borrowings on the acquisition facility in 2007 added $0.6 million of interest expense in the three months ended June 30, 2007. The remainder of this increase was primarily due to the increase in interest rates from the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Other Expense, net. Other expense (income), net for the six months ended June 30, 2007 was $0.2 million of income compared to $0.5 million of expense for the six months ended June 30, 2006. This fluctuation was primarily due to a lower loss on foreign exchange during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Income from continuing operations before income taxes. Income from continuing operations before income taxes for the six months ended June 30, 2007 decreased by $3.4 million to $0.4 million from $3.8 million for the six months ended June 30, 2006. This decrease was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses as previously discussed.

Income from (loss on) discontinued operations, including gain on disposal. The income from (loss on) discontinued operations fluctuated from a gain of $0.8 million for the six months ended June 30, 2007 to a loss of $0.3 million for the six months ended June 30, 2006. This fluctuation was primarily due to the gain on the divestiture of the controlling interest in Mozaic Group, Ltd. of $0.9 million during the six months ended June 30, 2007.

Provision for income taxes. The effective tax rate was 32.5% for the six months ended June 30, 2007 compared to 44.1% for the six months ended June 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of dispersion of global income and certain discrete items recognized during the periods in 2006. Additionally, as income before income taxes increases, the impact of the permanent items on our effective tax rate declines. We currently expect our effective tax rate for the 2007 fiscal year to be between 33% and 34%.

Net income. Net income for the six months ended June 30, 2007 decreased by $1.1 million to $0.8 million from $1.9 million for the six months ended June 30, 2006. This decrease was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses as previously discussed.

Liquidity and Capital Resources

At June 30, 2007, we had $10.8 million in cash and cash equivalents and $43.9 million in adjusted working capital1 compared with $12.7 million in cash and cash equivalents and $41.2 million in adjusted working capital1 at December 31, 2006. The $1.9 million decrease in cash is primarily due to $28.5 million used for business acquisitions and $6.2 million used for acquisition of property, plant and equipment, partially offset by $23.0 million of borrowings on the acquisition facility and $11.0 million of cash provided by operating activities. The $2.7 million increase in working capital is due to working capital associated with acquired businesses.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	June 30, 2007	December 31, 2006
Working capital	$52,876	$50,274
Less cash	(10,775)	(12,658)
Add current portion of short-term and long-term obligations	1,778	3,605

Adjusted working capital	$43,879	$41,221

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At June 30, 2007, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. There is no assurance, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2007 was $343.9 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of the senior secured term loans. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2007 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2007:

	Required		Actual
Maximum leverage ratio		6.25	5.16
Minimum interest coverage ratio		1.60	1.96
Maximum capital expenditures	not to exceed $	15.0 million	$6.2 million

On February 28, 2007, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”).” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash purchase price of $16,650. In conjunction with this acquisition, we borrowed $8.0 million on our acquisition facility.

On April 2, 2007, we acquired McGurks for an aggregate purchase price of $18.2 million ($16.9 million of cash and $1.3 million through the assumption of short-term and long-term indebtedness). In conjunction with this acquisition, we borrowed $15.0 million on our acquisition facility.

Cash flow

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Cash flows from operating activities. Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2007 as compared to $15.5 million for the six months ended June 30, 2006. The primary reasons for the decrease were changes in working capital and a decrease in net income.

Cash flows from investing activities. Net cash used for investing activities was $34.0 million for the six months ended June 30, 2007 as compared to $3.6 million for the six months ended June 30, 2006. The increase in cash used for investing activities is primarily due to the acquisition of the operations of C.M. Jackson Associates, Inc. and the acquisition of McGurks, which included cash payments related to these acquisitions of $12.0 and $17.2 million, respectively, during the six months ended June 30, 2007. In addition, capital expenditures increased $2.6 million to $6.2 million for the six months ended June 30, 2007 as compared to $3.6 million for the six months ended June 30, 2006. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash provided by financing activities was $20.7 million for the six months ended June 30, 2007 as compared to $0.1 million for the six months ended June 30, 2006. The primary reason for this fluctuation was borrowings of $23.0 million on the acquisition facility during the six months ended June 30, 2007 compared to zero borrowings on the acquisition facility during the six months ended June 30, 2006.

Contractual Obligations

The $22.9 million outstanding on the acquisition facility is payable in quarterly installments of approximately $56 thousand through September 2011, with the remaining amount due at maturity on December 31, 2011. Borrowings on the acquisition facility bear interest at a variable rate of LIBOR plus 2.5%. At June 30, 2007, the interest rate was 7.86%.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the three months and six months ended June 30, 2007.

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

At June 30, 2007 there were no material changes in our December 31, 2006 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended June 30, 2007, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2007 and concluded that they were not effective as a result of the material weaknesses described below. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There were seven material weaknesses discussed in our Annual Report on Form 10-K as of December 31, 2006, four of which have been remediated as discussed below. The material weaknesses over (1) lack of sufficient resources in our accounting and finance organization, (2) accounting for unbilled accounts receivable and (3) accounting for work in process inventory continued to exist as of June 30, 2007.

Notwithstanding these material weaknesses which continued to exist as of June 30, 2007, management has concluded that our condensed consolidated financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of June 30, 2007, management has concluded that four of the material weaknesses previously reported in the Annual Report on Form 10-K as of December 31, 2006 have been remediated as a result of the following changes in internal control:

•

Accounting for contract revenue. As of December 31, 2006, we did not maintain effective controls over the accuracy of revenues earned under contracts with non-standard terms and conditions. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all customer contracts must be approved by legal counsel prior to signing. This enables us to better track non-standard terms and conditions. We also improved the coordination between the finance department and legal counsel to ensure non-standard terms and conditions receive appropriate accounting treatment. These procedures remained in effect during the second quarter of 2007.

•

Accounting for property, plant and equipment. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of our property, plant and equipment. We installed a new fixed asset system in the fourth quarter of 2006, which was fully updated and operational during both the first and second quarters of 2007. This fixed asset system enables us to ensure that property, plant and equipment assets are properly monitored and depreciated in accordance with our fixed asset policy. We also implemented additional controls during the first and second quarters of 2007 concerning the preparation and review of reconciliations over the fixed asset accounting process during the monthly closing process.

•

Accounting for intangible assets. As of December 31, 2006, we did not maintain effective controls to accurately and completely record amortization of acquired intangibles. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all useful lives for all newly acquired intangible assets are to be reviewed for consistency with the established policy in accordance with GAAP. These procedures remained in effect during the second quarter of 2007.

•

Accounting for accrued and other expenses. As of December 31, 2006, we did not maintain effective controls to ensure the completeness and accuracy of certain of our accrued liabilities, accounts payable and related expense accounts. We hired additional personnel during 2006 and the first quarter of 2007 to improve the handling of cut-off for purchases and expenditures. We also provided additional training and communication in this area during the first quarter of 2007. These procedures remained in effect during the second quarter of 2007.

As described above, there were changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months and quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to exhibit 4.13 to the Registrant’s Form 10-Q Report for the quarter ended March 31, 2007, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) SGS International, Inc., incorporated by reference to exhibit 10.3 to the Registrant’s Form 10-Q Report for the quarter ended March 31, 2007, File No. 333-133825

10.2	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) SGS International, Inc., incorporated by reference to exhibit 10.4 to the Registrant’s Form 10-Q Report for the quarter ended March 31, 2007, File No. 333-133825

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: August 13, 2007	By:	/s/ HENRY R. BAUGHMAN
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	By:	/s/ James M. Dahmus
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)