Form 10-Q
period 2007-09-30
SGS International, Inc.
filed 2007-11-14
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐No  ☒

As of September 30, 2007 there were 1,000 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
		(as Restated, see Note F)
NET SALES	$76,482	$65,709

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation)	51,580	42,422
Selling, general and administrative expenses	11,305	9,465
Depreciation and amortization	6,094	4,940
Interest expense	9,372	9,040
Other expense (income), net	549	(91)

Total costs and expenses	78,900	65,776

LOSS ON CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,418)	(67)

PROVISION (BENEFIT) FOR INCOME TAXES	(881)	129

LOSS ON CONTINUING OPERATIONS	(1,537)	(196)

LOSS ON DISCONTINUED OPERATIONS	—	(197)

BENEFIT FOR INCOME TAXES ON DISCONTINUED OPERATIONS	—	(58)

NET LOSS	$(1,537)	$(335)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
		(as Restated, see Note F)
NET SALES	$231,971	$207,129

COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation)	154,528	134,032
Selling, general and administrative expenses	34,044	28,804
Depreciation and amortization	16,991	13,898
Interest expense	27,595	26,129
Other expense, net	738	391

Total costs and expenses	233,896	203,254

INCOME FROM (LOSS ON) CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,925)	3,875

PROVISION (BENEFIT) FOR INCOME TAXES	(619)	1,873

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	(1,306)	2,002

INCOME FROM (LOSS ON) DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	842	(467)

PROVISION (BENEFIT) FOR INCOME TAXES ON DISCONTINUED OPERATIONS	170	(191)

NET INCOME (LOSS)	$(634)	$1,726

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$14,286	$12,658
Receivables from customers, less allowances of $1,398 and $1,422 at September 30, 2007 and December 31, 2006, respectively	63,171	57,417
Inventories	7,040	6,046
Deferred income taxes	2,268	1,676
Prepaid expenses and other current assets	10,598	8,053

Total current assets	97,363	85,850

Properties, plants and equipment, net	55,779	52,413
Goodwill	175,231	157,778
Other intangible assets, net	177,299	163,113
Deferred financing costs, net	9,136	10,177
Other assets	570	509

TOTAL ASSETS	$515,378	$469,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$16,686	$15,719
Accrued compensation	6,231	6,122
Accrued taxes, including taxes on income	2,471	1,248
Accrued interest	7,099	1,091
Other current liabilities	7,957	7,046
Current portion of short-term and long-term obligations	1,726	3,605

Total current liabilities	42,170	34,831
Long-term obligations, net of current portion	343,184	318,384
Non-current liabilities	1,277	517
Deferred income taxes	8,827	5,643

Total liabilities	395,458	359,375

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 1,000 shares authorized and outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income – unrealized translation adjustments, net of tax	12,520	2,431
Retained earnings	400	1,034

Total stockholders’ equity	119,920	110,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,378	$469,840

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006		$—	$107,000	$1,034	$2,431	$110,465

Comprehensive income:

Net loss	$(634)	—	—	(634)	—	(634)
Cumulative translation adjustments, net	10,089	—	—	—	10,089	10,089

Comprehensive income	9,455

Balance at September 30, 2007		$—	$107,000	$400	$12,520	$119,920

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
		(as Restated, see Note F)
CASH FLOWS FROM OPERATING ACTIVITIES:	$18,091	$20,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(8,862)	(5,100)
Proceeds from sales of assets	—	2,060
Proceeds from divestiture of business, net of cash divested	628	—
Business acquisitions, net of cash acquired	(29,162)	(3,744)

Net cash used in investing activities	(37,396)	(6,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	23,000	—
Net borrowings on revolving lines of credit	—	1,600
Payments on long-term debt	(2,901)	(1,095)

Net cash provided by financing activities	20,099	505

Effect of exchange rate changes on cash	834	187

INCREASE IN CASH AND CASH EQUIVALENTS	1,628	14,102

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,658	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,286	$18,183

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.    Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, supplies photographic and digital images and manufactures flexographic printing plates and rotogravure cylinders for the packaging printing industry. As of September 30, 2007, the Company had 37 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, and China.

Acquisitions

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash consideration of $16,650 (the “CMJ Consideration”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company will operate the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. $5,000 of the CMJ Consideration is payable in two equal installments on February 28, 2008 and 2009, respectively. The deferred consideration installments are subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. A portion of the second deferred installment is payable only if the acquired business achieves a specified threshold of earnings before interest, depreciation and amortization. This $5,000 of deferred consideration will continue to be recorded as compensation expense through 2009. The purchase price allocation for the acquisition from CMJ is provided below, but remains subject to completion of final fair value allocations.

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

On April 2, 2007, the Company and SGS Packaging Europe Holdings Limited (“Holdings”), a wholly owned subsidiary of the Company, entered into Share Sale and Purchase Agreements (the “Agreements”) under which Holdings acquired the outstanding shares of McGurk Studios Limited (“Studios”) and Thames McGurk Limited (“Thames” and, together with Studios, “McGurks”) for an initial aggregate consideration (the “Initial McGurk Consideration”) of 9,388 pounds sterling (approximately $18,566 based on the U.S. dollar/pound sterling exchange rate on April 2, 2007), subject to adjustment as described in the Agreements. The Initial McGurk Consideration consists of a cash payment in the amount of 8,543 pounds sterling (approximately $16,896 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) and assumption of McGurks’ short-term and long-term indebtedness in the amount of 845 pounds sterling (approximately $1,670 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate). On September 4, 2007, 375 pounds sterling (approximately $742 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) was paid as additional consideration to McGurks based on the financial results of McGurks. McGurks is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong.

On March 30, 2007, in connection with the financing of the acquisition of McGurks described above, the Company borrowed the sum of $15.0 million under its acquisition facility (“the McGurk Borrowing”).

The purchase price allocation for this acquisition is provided below. The purchase price allocation for this acquisition is subject to completion of final fair value allocations.

Purchase price	$17,638	(1)
Transaction costs	604

Total acquisition price	$18,242

Allocation of acquisition price:
Current assets	$5,835
Properties, plant and equipment	3,085
Goodwill	8,396
Customer relationships	7,792
Other intangible assets	969
Liabilities assumed	(7,835)

Total acquisition price	$18,242

(1) The acquisition price in the table above consists of the aggregate consideration of $19,308 (9,763 pounds sterling) less debt assumed of $1,670 (845 pounds sterling).

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following table presents the unaudited pro forma results of operations for the Company for the three month periods ended September 30, 2007 and September 30, 2006 and the nine month periods ended September 30, 2007 and September 30, 2006. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the McGurks acquisition had occurred as of the beginning of each period. The pro forma information contains the actual combined operating results of the Company and McGurks, with the results prior to the acquisition adjusted to include the pro forma impact of (1) amortization expense associated with the customer relationships and other intangible assets (calculated using a useful life of 20 years) recorded in connection with the preliminary purchase price allocation, (2) interest expense associated with the McGurk Borrowing of $15,000 at a variable rate of LIBOR plus 2.5%, and (3) income tax expense at a blended rate of 38.5% in 2007 and 37.9% in 2006.

Pro forma

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net sales	$76,482	$70,051

Net loss	(1,537)	(110)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$236,710	$218,894

Net income (loss)	(685)	2,031

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics, Ltd., The Box Room Limited, SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007 and SGS Asia Pacific Limited (a newly formed subsidiary) since July 11, 2007.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2007 does not include the accounts of Mozaic. The accompanying unaudited condensed consolidated statements of operations and statements of cash flows for the nine months ended September 30, 2007 include the accounts of Mozaic through the date of its sale on February 28, 2007. Effective March 1, 2007, the Company is accounting for the investment in Mozaic using the cost method.

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

Recently Issued and Adopted Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the three months or nine months ended September 30, 2007.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Accounting adjustments

During the second and third quarters of 2007, the Company identified certain inventory and non-income related tax items totaling $1,335 that were adjustments relating to prior periods. The Company performed an evaluation to determine if the errors resulting from incorrectly recording these items were material to any individual prior period, or if correcting these errors in 2007 is material to the 2007 expected annual results, taking into account the requirements of SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). Based on this analysis, the Company concluded the errors were not material to any individual prior period or to results reported in 2007 and, therefore, the correction of the error does not require previously filed financial statements to be restated. In accordance with SAB 108, the Company has reflected the portion of these adjustments related to 2006, $745, as adjustments to the 2006 financial statements and has recorded the remaining $590 related to the first two quarters of 2007 as a reduction of cost of goods sold during the third quarter of 2007.

Included in the analysis noted above, and also concluded to be not material, was a change in the Company’s accounting policy for shipping and handling Costs. The Company changed its accounting policy to include amounts invoiced to customers for shipping and handling costs as a component of net sales. Prior to January 1, 2007, amounts invoiced for shipping and handling costs were netted against the actual cost incurred and reflected as a reduction in cost of sales. Since this is not a preferred method of recording such revenue, the Company changed its policy to be effective January 1, 2007.

The sales in the consolidated statement of operations for the nine months ended September 30, 2007 include $1,019 and $1,026 of amounts invoiced to customers for shipping and handling costs related to the three months ended March 31, 2007 and the three months ended June 30, 2007, respectively. The adjusted sales and cost of sales for the three months ended March 31, 2007 are $75,126 and $48,891, respectively. The adjusted sales and cost of sales for the three months ended June 30, 2007 are $80,363 and $54,142, respectively.

For the three months ended September 30, 2006, $2,079 of the Company’s income before income taxes was due to a change in an accounting estimate concerning the Company’s self-insurance accrual. The Company revised the estimate for the self-insurance accrual based on additional information concerning the payment of self-insurance claims and the period during which these claims were incurred. This change in accounting estimate had no impact on the consolidated statement of income for the nine month period ended September 30, 2006 as the adjustment entirely related to 2006 operations.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

B.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2007	December 31, 2006
Goodwill, cost	$175,231	$157,778

Customer relationships, cost	168,080	148,572
Customer relationships, accumulated amortization	(13,725)	(7,415)

Other intangible assets, cost	25,054	23,115
Other intangible assets, accumulated amortization	(2,110)	(1,159)

	$352,530	$320,891

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the nine months ended September 30, 2007 is due to the following:

	Goodwill	Customer relationships, cost	Other intangible assets, cost
Balance at December 31, 2006	$157,778	$148,572	$23,115

Acquisitions during the nine months ended September 30, 2007	11,836	15,701	1,383

Changes due to foreign currency fluctuations	5,617	3,807	556

Balance at September 30, 2007	$175,231	$168,080	$25,054

Amortization of customer relationships and other intangible assets is estimated to be approximately $9,320 in 2007 and $9,480 each year from 2008 through 2011.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

C.    Interest Expense

Interest expense consists of the following:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Interest on senior term loan	$2,397	$2,551
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	346	310
Commitment fees on senior credit facility	170	201
Interest on acquisition facility	459	—
Other	—	(22)

Total	$9,372	$9,040

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest on senior term loan	$7,006	$6,554
Interest on senior subordinated notes	18,000	18,000
Amortization of deferred financing costs	1,041	910
Commitment fees on senior credit facility	451	590
Interest on acquisition facility	1,026	—
Other	71	75

Total	$27,595	$26,129

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

E.    Income Taxes

At the end of each quarter, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly tax rate, as necessary. The effective tax rate was 36.4% for the three months ended September 30, 2007 and 41.5% for the nine months ended September 30, 2007, compared to (26.9)% for the three months ended September 30, 2006 and 49.4% for the nine months ended September 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of a valuation allowance on foreign tax credits, the dispersion of global income and certain discrete items recognized during the periods.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

We currently expect our effective tax rate for the 2007 fiscal year to be between 47% and 48% due to the impact of permanent items. The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered to be permanently reinvested in foreign countries. As of September 30, 2007, undistributed earnings of international subsidiaries where earnings would be considered permanently reinvested were a loss of approximately $439. For certain subsidiaries where the undistributed earnings are not considered permanently reinvested, the Company has recorded a deferred tax liability, net of expected foreign tax credits.

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

F.    Restatement of Condensed Consolidated Quarterly Financial Statements (unaudited)

The Company’s unaudited interim condensed consolidated statements of operations have been restated for the three months ended September 30, 2006 and the nine months ended September 30, 2006 to reflect the correction of errors as described below.

The following table summarizes the effects of the restatement adjustments discussed below on income before income taxes for each of the previously reported quarterly periods.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Effects of restatement adjustments:
Income before income taxes, as originally reported	$1,766	$4,881
Work-in-process inventory	593	52
Revenue for unbilled accounts receivable	(1,878)	(800)
Properties, plants and equipment, including depreciation and amortization	(408)	(386)
Other	(337)	(339)

Income (loss) before income taxes, as restated	(264)	3,408

Effects of income (loss) on discontinued operations	(197)	(467)

Income (loss) from continuing operations before income taxes, as restated with discontinued operations	$(67)	$3,875

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

Errors in Recording Properties, Plants, and Equipment

The adjustment to income before income taxes to accurately record depreciation and amortization for fixed and intangible assets is due to the following items:

•

The Company was in the process of installing a fixed asset ledger system during 2006. As a result, certain balances within construction work in process were not properly transferred to the fixed asset categories of buildings, equipment, or software in a timely manner. The delay in transferring these assets into the respective fixed asset categories and designating the assets as placed in service resulted in an understatement of depreciation and amortization expense of $486 and $801 in the three months ended and nine months ended September 30, 2006, respectively.

•

The Company understated depreciation expense and amortization expense due to depreciating fixed assets and amortizing customer relationships using incorrect useful lives. Accordingly, depreciation expense and amortization expense were understated by $306 and $922 in the three months ended and nine months ended September 30, 2006, respectively.

•

The Company inappropriately expensed amounts that should have been capitalized as fixed assets. Accordingly, cost of goods sold was overstated by $384 and $1,337 in the three months ended and nine months ended September 30, 2006, respectively.

Other Items

The following items also represented errors detected that impacted the restatements for the three months ended and nine months ended September 30, 2006:

•

The Company did not recognize the appropriate amount of revenue for a significant customer in accordance with the pricing terms of the related sales contract. As a result, revenue was overstated in the three months ended and nine months ended September 30, 2006.

•

The Company amortized deferred financing fees using the straight-line method, as opposed to the effective interest method. As a result, interest expense was restated for the three months ended September 30, 2006.

Tax Impact

The restatement to the provision for taxes on income is due to the tax effects of the adjustments to income before income taxes.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following tables present the Company’s unaudited interim condensed consolidated statements of operations as previously reported and as restated for the three months ended September 30, 2006 and the nine months ended September 30, 2006 to reflect the correction of errors as described above.

	Three Months Ended September 30, 2006
	As Originally Reported	As Restated	As Restated with Discontinued Operations
Net sales	$71,116	$69,119	$65,709
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	46,238	45,261	42,422
Selling, general, and administrative expenses	10,021	10,021	9,465
Depreciation and amortization	4,256	5,048	4,940
Interest expense	8,869	9,087	9,040
Other expense (income), net	(34)	(34)	(91)

Total costs and expenses	69,350	69,383	65,776

Income from (loss on) continuing operations before income taxes	1,766	(264)	(67)
Provision (benefit) for income taxes	817	71	129

Income from (loss on) continuing operations	949	(335)	(196)

Loss on discontinued operations	—	—	(197)
Benefit for taxes on income	—	—	(58)

Net income (loss)	$949	$(335)	$(335)

	Nine Months Ended September 30, 2006
	As Originally Reported	As Restated	As Restated with Discontinued Operations
Net sales	$218,218	$217,079	$207,129
Costs and expenses:
Cost of goods sold (exclusive of depreciation)	143,468	142,079	134,032
Selling, general, and administrative expenses	30,553	30,553	28,804
Depreciation and amortization	12,513	14,236	13,898
Interest expense	26,231	26,231	26,129
Other expense, net	572	572	391

Total costs and expenses	213,337	213,671	203,254

Income from continuing operations before income taxes	4,881	3,408	3,875
Provision for income taxes	2,263	1,682	1,873

Income from continuing operations	2,618	1,726	2,002

Loss on discontinued operations	—	—	(467)
Benefit for taxes on income	—	—	(191)

Net income	$2,618	$1,726	$1,726

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

The following table presents the Company’s unaudited interim condensed consolidated statements of cash flows as previously reported and as restated for the nine months ended September 30, 2006 for the error corrections described above.

	Nine Months Ended September 30, 2006
	As Originally Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES	$18,857	$20,194

CASH FLOWS FROM INVESTING ACTIVITIES –
Acquisition of property, plant and equipment	(3,763)	(5,100)
Proceeds from sales of assets	2,060	2,060
Business acquisitions, net of cash acquired	(3,482)	(3,744)

Net cash used in investing activities	(5,185)	(6,784)

CASH FLOWS FROM FINANCING ACTIVITIES –
Net borrowings on revolving lines of credit	1,600	1,600
Payments on long-term debt	(1,095)	(1,095)

Net cash provided by financing activities	505	505

Effect of exchange rate changes on cash	187	187

Increase in cash and cash equivalents	14,364	14,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,308	4,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,672	$18,183

G.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the 12% senior subordinated notes. As of September 30, 2007, the U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. As of September 30, 2007, The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., McGurk Studios Limited, Thames McGurk Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company, the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet
September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,995	$339	$9,952	$—	$14,286
Receivables from customers, less allowances	—	42,432	20,739	—	63,171
Intercompany receivables	309,574	44,061	53,481	(407,116)	—
Inventories	—	4,044	2,996	—	7,040
Deferred income taxes	335	1,838	95	—	2,268
Prepaid expenses and other current assets	36	7,008	3,554	—	10,598

Total current assets	313,940	99,722	90,817	(407,116)	97,363
Investment in subsidiaries	117,480	23,001	33,018	(173,499)	—
Properties, plants and equipment, net	11	44,350	11,418	—	55,779
Goodwill	—	120,689	54,542	—	175,231
Other intangible assets, net	—	129,994	47,305	—	177,299
Deferred financing costs, net	9,136	—	—	—	9,136
Deferred income taxes	1,242	—	—	(1,242)	—
Other assets	8	199	363	—	570

Total assets	$441,817	$417,955	$237,463	$(581,857)	$515,378

Liabilities
Current liabilities
Accounts payable, trade	$303	$10,170	$6,213	$—	$16,686
Intercompany payables	—	323,626	83,490	(407,116)	—
Accrued compensation	—	5,373	858	—	6,231
Accrued taxes, including taxes on income	—	529	1,942	—	2,471
Accrued interest	18	7,057	24	—	7,099
Other current liabilities	—	3,904	4,053	—	7,957
Current portion of short-term and long-term obligations	1,230	57	439	—	1,726

Total current liabilities	1,551	350,716	97,019	(407,116)	42,170
Noncurrent liabilities
Long-term obligations, net of current portion	320,346	153	22,685	—	343,184
Noncurrent liabilities	—	729	548	—	1,277
Deferred income taxes	—	1,407	8,662	(1,242)	8,827

Total liabilities	321,897	353,005	128,914	(408,358)	395,458

Commitments and contingencies

Stockholders’ equity	119,920	64,950	108,549	(173,499)	119,920

Total liabilities and stockholders’ equity	$441,817	$417,955	$237,463	$(581,857)	$515,378

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$2,100	$2,286	$8,272	$—	$12,658
Receivables from customers, less allowances	—	39,005	18,412	—	57,417
Intercompany receivables	289,829	37,289	41,748	(368,866)	—
Inventories	—	3,894	2,152	—	6,046
Deferred income taxes	—	1,547	129	—	1,676
Prepaid expenses and other current assets	80	6,020	1,953	—	8,053

Total current assets	292,009	90,041	72,666	(368,866)	85,850
Investment in subsidiaries	105,863	23,001	14,800	(143,664)	—
Properties, plants and equipment, net	—	43,322	9,091	—	52,413
Goodwill	—	117,391	40,387	—	157,778
Other intangible assets, net	—	127,049	36,064	—	163,113
Deferred financing costs, net	10,177	—	—	—	10,177
Deferred income taxes	1,923	—	—	(1,923)	—
Other assets	—	275	234	—	509

Total assets	$409,972	$401,079	$173,242	$(514,453)	$469,840

Liabilities
Current liabilities
Accounts payable, trade	$413	$8,852	$6,454	$—	$15,719
Intercompany payables	—	314,588	54,278	(368,866)	—
Accrued compensation	—	4,025	2,097	—	6,122
Accrued taxes, including taxes on income	—	391	857	—	1,248
Accrued interest	6	1,058	27	—	1,091
Other current liabilities	—	4,318	2,728	—	7,046
Current portion of short-term and long-term obligations	1,000	57	2,548	—	3,605

Total current liabilities	1,419	333,289	68,989	(368,866)	34,831
Noncurrent liabilities
Long-term obligations, net of current portion	298,088	155	20,141	—	318,384
Noncurrent liabilities	—	—	517	—	517
Deferred income taxes	—	3,069	4,497	(1,923)	5,643

Total noncurrent liabilities	298,088	3,224	25,155	(1,923)	324,544

Total liabilities	299,507	336,513	94,144	(370,789)	359,375

Commitments and contingencies

Stockholders’ equity	110,465	64,566	79,098	(143,664)	110,465

Total liabilities and stockholders’ equity	$409,972	$401,079	$173,242	$(514,453)	$469,840

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

	Parent/ Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Net sales	$—	$54,928	$21,554	$—	$76,482
Net sales to related parties	—	558	260	(818)	—

Total net sales	—	55,486	21,814	(818)	76,482

Costs and expenses
Cost of goods sold	—	35,734	16,664	(818)	51,580
Selling, general and administrative expenses	279	9,003	2,023	—	11,305
Depreciation and amortization	—	4,478	1,616	—	6,094
Interest expense	936	7,762	674	—	9,372
Other (income) expense, net	(451)	(1,245)	2,245	—	549

Total costs and expenses	764	55,732	23,222	(818)	78,900

Equity in net income of subsidiaries	141	—	—	(141)	—

Income from continuing operations before income taxes	(623)	(246)	(1,408)	(141)	(2,418)
Provision (benefit) for taxes on income (loss)	914	(1,766)	(29)	—	(881)

Income from continuing operations	(1,537)	1,520	(1,379)	(141)	(1,537)

Income from discontinued operations	—	—	—	—	—
Provision for income taxes on discontinued operations	—	—	—	—	—

Net income (loss)	$(1,537)	$1,520	$(1,379)	$(141)	$(1,537)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Net sales	$—	$49,933	$15,776	$—	$65,709
Net sales to related parties	—	824	1,081	(1,905)	—

Total net sales	—	50,757	16,857	(1,905)	65,709

Costs and expenses
Cost of goods sold	—	30,474	13,853	(1,905)	42,422
Selling, general and administrative expenses	642	7,613	1,210	—	9,465
Depreciation and amortization	—	3,984	956	—	4,940
Interest expense	511	7,921	1,436	(828)	9,040
Other (income) expense, net	100	(80)	(939)	828	(91)

Total costs and expenses	1,253	49,912	16,516	(1,905)	65,776

Equity in net income of subsidiaries	448	—	—	(448)	—

Income from continuing operations before income taxes	(805)	845	341	(448)	(67)
Provision (benefit) for taxes on income (loss)	(470)	444	155	—	129

Income from continuing operations	(335)	401	186	(448)	(196)

Income from discontinued operations	—	—	(197)	—	(197)
Benefit from income taxes on discontinued operations	—	—	(58)	—	(58)

Net income (loss)	$(335)	$401	$47	$(448)	$(335)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Net sales	$—	$164,822	$67,149	$—	$231,971
Net sales to related parties	—	2,634	821	(3,455)	—

Total net sales	—	167,456	67,970	(3,455)	231,971

Costs and expenses
Cost of goods sold	—	106,714	51,269	(3,455)	154,528
Selling, general and administrative expenses	1,460	27,014	5,570	—	34,044
Depreciation and amortization	—	12,761	4,230	—	16,991
Interest expense	2,519	23,239	1,837	—	27,595
Other (income) expense, net	(2,164)	(1,248)	4,150	—	738

Total costs and expenses	1,815	168,480	67,056	(3,455)	233,896

Equity in net income of subsidiaries	1,526	—	—	(1,526)	—

Income from continuing operations before income taxes	(289)	(1,024)	914	(1,526)	(1,925)
Provision (benefit) for taxes on income (loss)	345	(1,952)	988	—	(619)

Income from continuing operations	(634)	928	(74)	(1,526)	(1,306)

Income from discontinued operations	—	—	842	—	842
Provision for income taxes on discontinued operations	—	—	170	—	170

Net income (loss)	$(634)	$928	$598	$(1,526)	$(634)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Net sales	$—	$160,648	$46,481	$—	$207,129
Net sales to related parties	—	2,706	2,443	(5,149)	—

Total net sales	—	163,354	48,924	(5,149)	207,129

Costs and expenses
Cost of goods sold	—	101,428	37,753	(5,149)	134,032
Selling, general and administrative expenses	1,342	23,640	3,822	—	28,804
Depreciation and amortization	—	11,107	2,791	—	13,898
Interest expense	1,422	23,087	4,072	(2,452)	26,129
Other (income) expense, net	677	(247)	(2,491)	2,452	391

Total costs and expenses	3,441	159,015	45,947	(5,149)	203,254

Equity in net income of subsidiaries	3,890	—	—	(3,890)	—

Income from continuing operations before income taxes	449	4,339	2,977	(3,890)	3,875
Provision (benefit) for taxes on income (loss)	(1,277)	1,947	1,203	—	1,873

Income from continuing operations	1,726	2,392	1,774	(3,890)	2,002

Loss on discontinued operations	—	—	(467)	—	(467)
Benefit for income taxes on discontinued operations	—	—	(191)	—	(191)

Net income	$1,726	$2,392	$1,498	$(3,890)	$1,726

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$8,213	$3,874	$6,004	$—	$18,091

Investing activities:
Acquisition of property, plant and equipment	(11)	(7,261)	(1,590)	—	(8,862)
Proceeds from divestiture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(28,420)	—	(742)	—	(29,162)

Cash used in investing activities	(28,431)	(5,761)	(3,204)	—	(37,396)

Financing activities:
Borrowings on acquisition facility	23,000	—	—	—	23,000
Payments on long-term debt	(887)	(59)	(1,955)	—	(2,901)

Cash provided by (used in) financing activities	22,113	(59)	(1,955)	—	20,099

Effect of exchange rate changes on cash	—	—	834	—	834

Net change in cash and cash equivalents	1,895	(1,946)	1,679	—	1,628

Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$3,995	$339	$9,952	$—	$14,286

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(all amounts in thousands of dollars, unless otherwise stated)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(as Restated, see note F)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$7,419	$5,283	$7,492	$—	$20,194

Investing activities:
Acquisition of property, plant and equipment	(471)	(3,438)	(1,191)	—	(5,100)
Proceeds from divesture of business, net of cash divested	—	2,060	—	—	2,060
Business acquisition, net of cash acquired	—	—	(3,744)	—	(3,744)

Cash used in investing activities	(471)	(1,378)	(4,935)	—	(6,784)

Financing activities:
Net borrowings on lines of credit	—	—	1,600	—	1,600
Payments on long-term debt	(719)	—	(376)	—	(1,095)

Cash provided by (used in) financing activities	(719)	—	1,224	—	505

Effect of exchange rate changes on cash	—	—	187	—	187

Net change in cash and cash equivalents	6,229	3,905	3,968	—	14,102

Cash and cash equivalents, beginning of period	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of period	$8,234	$4,756	$5,193	$—	$18,183

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

RESULTS OF OPERATIONS

The information presented below for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Except where otherwise noted, dollar amounts below are in thousands. Percentages included in the tables below are expressed as a percentage of sales.)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
			(as Restated, see note F)
	(unaudited)		(unaudited)
Sales	$76,482	100.0%	$65,709	100.0%
Cost of goods sold (exclusive of depreciation)	51,580	67.4%	42,422	64.6%

Gross margin	24,902	32.6%	23,287	35.4%
Selling, general, and administrative expenses	11,305	14.8%	9,465	14.4%
Depreciation and amortization	6,094	8.0%	4,940	7.5%
Interest expense	9,372	12.3%	9,040	13.7%
Other expense (income), net	549	0.7%	(91)	-0.1%

Loss on continuing operations before income taxes	(2,418)	-3.2%	(67)	-0.1%
Provision (benefit) for income taxes	(881)	-1.2%	129	0.2%

Loss on continuing operations	(1,537)	-2.0%	(196)	-0.3%

Loss on discontinued operations	—	0.0%	(197)	-0.3%
Benefit for income taxes on discontinued operations	—	0.0%	(58)	-0.1%

Net loss	$(1,537)	-2.0%	$(335)	-0.5%

Sales. Sales for the three months ended September 30, 2007 increased $10.8 million, or 16.4%, to $76.5 million from $65.7 million for the three months ended September 30, 2006. The increase in sales was primarily due to sales from acquired businesses. The operations from businesses acquired during 2006 added incremental revenue for the three months ended September 30, 2007 of $1.0 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental revenue for the three months ended September 30, 2007 of $2.7 million. The acquisition of McGurk Studios Limited and Thames McGurk Limited (collectively “McGurks”) on April 2, 2007 added incremental revenue for the three months ended September 30, 2007 of $5.0 million. The remaining increase in sales was primarily due to a change in accounting policy for shipping and handling of $1.2 and an increase in sales of $0.9 million related to foreign currency fluctuations.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2007 increased $9.2 million, or 21.6%, to $51.6 million from $42.4 million for the three months ended September 30, 2006. The increase was primarily due to costs of goods sold from acquired businesses. The operations of businesses acquired during 2006 added incremental cost of goods sold for the three months ended September 30, 2007 of $0.7 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental cost of goods sold for the three months ended September 30, 2007 of $2.2 million. The acquisition of McGurks on April 2, 2007 added incremental cost of good sold for the three months ended September 30, 2007 of $3.2 million. The remaining increase in cost of goods sold was primarily due to a change in accounting policy for shipping and handling, the impact of foreign currency fluctuations and the reduced expense during the three months ended September 30, 2006 due to a change in an accounting estimate for the self-insurance liability.

Gross Margin. Gross margin for the three months ended September 30, 2007 increased $1.6 million, or 6.9%, to $24.9 million from $23.3 million for the three months ended September 30, 2006. The increase was primarily due to additional gross margin of $2.6 million from the acquired businesses previously discussed, partially offset by the reduced expense during the three months ended September 30, 2006 due to a change in an accounting estimate for the self-insurance liability.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 increased $1.8 million, or 19.4%, to $11.3 million from $9.5 million for the three months ended September 30, 2006. The increase was due to additional overhead costs from acquired businesses. The acquisitions during 2006 added incremental selling, general and administrative expenses for the three months ended September 30, 2007 of $0.3 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental selling, general and administrative expenses for the three months ended September 30, 2007 of $1.0 million. The acquisition of McGurks on April 2, 2007 added incremental selling, general and administrative expenses for the three months ended September 30, 2007 of $0.6 million.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2007 increased $1.2 million, or 23.4%, to $6.1 million from $4.9 million for the three months ended September 30, 2006. The acquisitions during 2006 added incremental depreciation and amortization for the three months ended September 30, 2007 of $0.1 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental depreciation and amortization for the three months ended September 30, 2007 of $0.2 million. The acquisition of McGurks on April 2, 2007 added incremental depreciation and amortization for the three months ended September 30, 2007 of $0.4 million. The remaining increase in depreciation and amortization of $0.5 million was primarily due to depreciation and amortization of assets acquired or placed in service during 2006 and 2007.

Interest Expense. Interest expense for the three months ended September 30, 2007 increased by $0.3 million, or 3.7%, to $9.4 million from $9.1 million for the three months ended September 30, 2006. Interest expense from borrowings on the acquisition facility during 2007 added $0.5 million of interest expense in the three months ended September 30, 2007. This increase in interest expense was partially offset by a reduction of $0.2 million in interest expense on the senior secured term loan for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, due to lower average interest rates on the senior secured term loan during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The weighted average interest rate on the senior secured term loan is 7.80% at September 30, 2007.

Other Expense (Income), net. Other expense (income), net for the three months ended September 30, 2007 was $0.5 million of expense compared to $0.1 million of income for the three months ended September 30, 2006. This fluctuation was primarily due to a larger loss on foreign exchange during the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Loss on continuing operations before income taxes. Loss on continuing operations before income taxes for the three months ended September 30, 2007 increased by $2.3 million to a loss of $2.4 million compared to a loss of $0.1 million for the three months ended September 30, 2006. This decrease in income was primarily due to the reduced expense during the three months ended September 30, 2006 due to a change in an accounting estimate for the self-insurance liability and the expenses from acquired businesses, partially offset by sales from acquired businesses, as previously discussed.

Loss on discontinued operations. There was a loss on discontinued operations for the three months ended September 30, 2006 for the results of operations of Mozaic Group, Ltd. The controlling interest in Mozaic Group, Ltd. was sold on February 28, 2007.

Provision (benefit) for income taxes. The effective tax rate was 36.4% for the three months ended September 30, 2007 compared to (26.9%) for the three months ended September 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of a valuation allowance on foreign tax credits, the dispersion of global income and certain discrete items recognized during the periods. We currently expect our effective tax rate for the 2007 fiscal year to be between 47% and 48% due to the impact of permanent items.

Net loss. Net loss for the three months ended September 30, 2007 fluctuated by $1.2 million to a loss of $1.5 million from a loss of $0.3 million for the three months ended September 30, 2006. This increased loss was primarily due to the reduced expense during the three months ended September 30, 2006 due to a change in an accounting estimate for the self-insurance liability and the expenses from acquired businesses, partially offset by sales from acquired businesses, as previously discussed.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
			(as Restated, see note F)
	(unaudited)		(unaudited)
Sales	$231,971	100.0%	$207,129	100.0%
Cost of goods sold (exclusive of depreciation)	154,528	66.6%	134,032	64.7%

Gross margin	77,443	33.4%	73,097	35.3%
Selling, general, and administrative expenses	34,044	14.7%	28,804	13.9%
Depreciation and amortization	16,991	7.3%	13,898	6.7%
Interest expense	27,595	11.9%	26,129	12.6%
Other expense, net	738	0.3%	391	0.2%

Income from (loss on) continuing operations before income taxes	(1,925)	-0.8%	3,875	1.9%
Provision for income taxes	(619)	-0.2%	1,873	0.9%

Income from (loss on) continuing operations	(1,306)	-0.6%	2,002	1.0%

Income from (loss on) discontinued operations	842	0.4%	(467)	-0.2%
Provision (benefit) for income taxes on discontinued operations	170	0.1%	(191)	-0.1%

Net income (loss)	$(634)	-0.3%	$1,726	0.8%

Sales. Sales for the nine months ended September 30, 2007 increased $24.8 million, or 12.0%, to $232.0 million from $207.2 million for the nine months ended September 30, 2006. The operations from businesses acquired during 2006 added incremental revenue for the nine months ended September 30, 2007 of $4.0 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental revenue for the nine months ended September 30, 2007 of $4.9 million. The acquisition of McGurks on April 2, 2007 added incremental revenue for the nine months ended September 30, 2007 of $10.7 million. The remaining increase in sales was primarily due to a change in accounting policy for shipping and handling of $3.2 and an increase in sales of $2.0 million related to foreign currency fluctuations.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2007 increased $20.5 million, or 15.3%, to $154.5 million from $134.0 million for the nine months ended September 30, 2006. The increase was primarily due to costs of goods sold from acquired businesses. The operations of businesses acquired during 2006 added incremental cost of goods sold for the nine months ended September 30, 2007 of $3.8 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental cost of goods sold for the nine months ended September 30, 2007 of $3.8 million. The acquisition of McGurks on April 2, 2007 added incremental cost of good sold for the nine months ended September 30, 2007 of $7.4 million. The remaining increase in cost of goods sold was primarily due to a change in accounting policy for shipping and handling and the impact of foreign currency fluctuations.

Gross Margin. Gross margin for the nine months ended September 30, 2007 increased $4.3 million, or 5.9%, to $77.4 million from $73.1 million for the nine months ended September 30, 2006. The increase was primarily due to additional gross margin of $4.6 million from the acquired businesses previously discussed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $5.2 million, or 18.2%, to $34.0 million from $28.8 million for the nine months ended September 30, 2006. The increase was primarily due to additional overhead costs from acquired businesses. The acquisitions during 2006 added incremental selling, general and administrative expenses for the nine months ended September 30, 2007 of $0.3 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental selling, general and administrative expenses for the nine months ended September 30, 2007 of $2.6 million. The acquisition of McGurks on April

2, 2007 added incremental selling, general and administrative expenses for the nine months ended September 30, 2007 of $1.2 million. The remaining increase of $1.1 million was attributable to higher costs during the nine months ended September 30, 2007 for an expanded sales force and severance costs associated with plant restructurings.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2007 increased $3.1 million, or 22.3%, to $17.0 million from $13.9 million for the nine months ended September 30, 2006. The acquisitions during 2006 added incremental depreciation and amortization for the nine months ended September 30, 2007 of $0.5 million. The acquisition of the operations of C. M. Jackson Associates, Inc. on February 28, 2007 added incremental depreciation and amortization for the nine months ended September 30, 2007 of $0.3 million. The acquisition of McGurks on April 2, 2007 added incremental depreciation and amortization for the nine months ended September 30, 2007 of $0.8 million. The remaining increase of $1.5 million in depreciation and amortization was primarily due to depreciation and amortization of assets acquired or placed in service during 2006 and 2007.

Interest Expense. Interest expense for the nine months ended September 30, 2007 increased by $1.5 million, or 5.6%, to $27.6 million from $26.1 million for the nine months ended September 30, 2006. Interest expense from borrowings on the acquisition facility in 2007 added $1.0 million of interest expense in the nine months ended September 30, 2007. The remainder of this increase was primarily due to higher average interest rates on the senior secured term loan during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The weighted average interest rate on the senior secured term loan is 7.80% at September 30, 2007.

Other Expense, net. Other expense, net for the nine months ended September 30, 2007 was $0.7 million compared to $0.4 million for the nine months ended September 30, 2006. This fluctuation was primarily due to a larger loss on foreign exchange during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Income from (loss on) continuing operations before income taxes. Income from (loss on) continuing operations before income taxes for the nine months ended September 30, 2007 was a loss of $1.9 million for the nine months ended September 30, 2007 compared to income of $3.9 million for the nine months ended September 30, 2006. This fluctuation was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses, as well as increases in interest expense and depreciation and amortization, as previously discussed.

Income from (loss on) discontinued operations. The income from (loss on) discontinued operations fluctuated from a gain of $0.8 million for the nine months ended September 30, 2007 to a loss of $0.5 million for the nine months ended September 30, 2006. This fluctuation was primarily due to the gain on the divestiture of the controlling interest in Mozaic Group, Ltd. of $0.9 million during the nine months ended September 30, 2007.

Provision for income taxes. The effective tax rate was 41.5% for the nine months ended September 30, 2007 compared to 49.4% for the nine months ended September 30, 2006. The change in rates for 2007 compared to 2006 results from a combination of a valuation allowance on foreign tax credits, the dispersion of global income and certain discrete items recognized during the periods. We currently expect our effective tax rate for the 2007 fiscal year to be between 47% and 48% due to the impact of permanent items.

Net income (loss). Net income (loss) for the nine months ended September 30, 2007 fluctuated by $2.3 million to a loss of $0.6 million from income of $1.7 million for the nine months ended September 30, 2006. This decrease in income was primarily due to the expenses from acquired businesses partially offset by sales from acquired businesses, as well as increases in interest expense and depreciation and amortization, as previously discussed.

Liquidity and Capital Resources

At September 30, 2007, we had $14.3 million in cash and cash equivalents and $42.6 million in adjusted working capital1 compared with $12.7 million in cash and cash equivalents and $42.0 million in adjusted working capital1 at December 31, 2006. The $1.6 million increase in cash is primarily due to $29.2 million used for business acquisitions and $8.9 million used for acquisition of property, plant and equipment, partially offset by $23.0 million of borrowings on the acquisition facility and $18.1 million of cash provided by operating activities. The $0.6 million increase in working capital is primarily due to working capital associated with acquired businesses and increases in inventories, other current assets and the current portion of deferred tax assets, partially offset by an increase in accrued interest.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of short-term and long-term obligations). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	September 30, 2007	December 31, 2006
Working capital	$55,193	$51,019
Less cash	(14,286)	(12,658)
Add current portion of short-term and long-term obligations	1,726	3,605

Adjusted working capital	$42,633	$41,966

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At September 30, 2007, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. There is no assurance, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at September 30, 2007 was $344.9 million. In 2011, our debt service requirements may substantially increase as a result of the maturity of the senior secured term loans on December 30, 2011. However, we anticipate that we will refinance these borrowings prior to the maturity of the senior secured term loans. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of September 30, 2007 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2007:

	Required		Actual
Maximum leverage ratio		6.00	5.30
Minimum interest coverage ratio		1.60	1.88
Maximum capital expenditures	not to exceed $	15.0 million	$8.9 million

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

Cash flow

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Cash flows from operating activities. Net cash provided by operating activities was $18.1 million for the nine months ended September 30, 2007 as compared to $20.2 million for the nine months ended September 30, 2006. This decrease was due to a reduction in net income, partially offset by changes in working capital.

Cash flows from investing activities. Net cash used for investing activities was $37.4 million for the nine months ended September 30, 2007 as compared to $6.8 million for the nine months ended September 30, 2006. The increase in cash used for investing activities is primarily due to the acquisition of the operations of C.M. Jackson Associates, Inc. and the acquisition of McGurks, which included cash payments related to these acquisitions of $12.0 and $18.0 million, respectively, during the nine months ended September 30, 2007. In addition, capital expenditures increased $3.8 million to $8.9 million for the nine months ended September 30, 2007 as compared to $5.1 million for the nine months ended September 30, 2006. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash provided by financing activities was $20.1 million for the nine months ended September 30, 2007 as compared to $0.5 million for the nine months ended September 30, 2006. The primary reason for this fluctuation was borrowings of $23.0 million on the acquisition facility during the nine months ended September 30, 2007 compared to no borrowings on the acquisition facility during the nine months ended September 30, 2006.

Contractual Obligations

The $22.9 million outstanding on the acquisition facility is payable in quarterly installments of approximately $56 thousand through September 2011, with the remaining amount due at maturity on December 31, 2011. Borrowings on the acquisition facility bear interest at a variable rate of LIBOR plus 2.5%. At September 30, 2007, the interest rate was 7.7%.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48) on

January 1, 2007. At the adoption date and as of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the three months and nine months ended September 30, 2007.

There have been no other material changes to our critical accounting policies since December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007 there were no material changes in our December 31, 2006 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q for the quarter ended September 30, 2007, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2007 and concluded that they were effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There were seven material weaknesses discussed in our Annual Report on Form 10-K as of December 31, 2006, all of which have been remediated as discussed below.

Notwithstanding these material weaknesses which continued to exist prior to September 30, 2007, management has concluded that our condensed consolidated financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of September 30, 2007, management has concluded that all of the material weaknesses previously reported in the Annual Report on Form 10-K as of December 31, 2006 have been remediated as a result of the following changes in internal control:

•

Lack of sufficient resources in our accounting and finance organization. As of December 31, 2006, we lacked a sufficient complement of personnel in our accounting and finance organization, which resulted in our not maintaining effective controls over the financial statement close and reporting process. During the third quarter of 2007, we hired a corporate controller, a controller for our

Canadian operations, and a controller for our European operations. We also hired additional employees in the accounting and finance organization to assist with the financial statement close process, including the preparation and review of certain account reconciliations. These additional personnel enabled us to strengthen our internal controls over the financial statement close and reporting process.

•

Accounting for unbilled accounts receivable. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of unbilled accounts receivable. During 2007, we created a process to calculate, report and analyze the unbilled accounts receivable on a regular basis. Additionally, during the third quarter of 2007 we documented a formal revenue recognition policy clearly stating when revenue is recognized and communicated this policy to key accounting personnel. Although management continues to refine the process to improve efficiency in calculating the unbilled accounts receivable, a consistent process with improved analysis and review controls has been implemented and was operating effectively during third quarter of 2007.

•

Accounting for work in process inventory. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of work in process inventory. During 2007, we created a process to calculate, report and analyze the work in process inventory on a regular basis. Although management continues to refine the process to improve efficiency in calculating the work in process inventory, a consistent process with improved analysis and review controls has been implemented and was operating effectively during the third quarter of 2007.

•

Accounting for contract revenue. As of December 31, 2006, we did not maintain effective controls over the accuracy of revenues earned under contracts with non-standard terms and conditions. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all customer contracts must be approved by legal counsel prior to signing. This enables us to better track non-standard terms and conditions. We also improved the coordination between the finance department and legal counsel to ensure non-standard terms and conditions receive appropriate accounting treatment. These procedures remained in effect during the second and third quarters of 2007.

•

Accounting for property, plant and equipment. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of our property, plant and equipment. We installed a new fixed asset system in the fourth quarter of 2006, which was fully updated and operational during the first quarter of 2007. This fixed asset system enables us to ensure that property, plant and equipment assets are properly monitored and depreciated in accordance with our fixed asset policy. We also implemented additional controls during the first quarter of 2007 concerning the preparation and review of reconciliations over the fixed asset accounting process during the monthly closing process. These procedures remained in effect during the second and third quarters of 2007.

•

Accounting for intangible assets. As of December 31, 2006, we did not maintain effective controls to accurately and completely record amortization of acquired intangibles. Beginning in the first quarter of 2007, we established and communicated to appropriate individuals a policy that requires that all useful lives for all newly acquired intangible assets are to be reviewed for consistency with the established policy in accordance with GAAP. These procedures remained in effect during the second and third quarters of 2007.

•

Accounting for accrued and other expenses. As of December 31, 2006, we did not maintain effective controls to ensure the completeness and accuracy of certain of our accrued liabilities, accounts payable and related expense accounts. We hired additional personnel during 2006 and the first quarter of 2007 to improve the handling of cut-off for purchases and expenditures. We also provided additional training and communication in this area during the first quarter of 2007. These procedures remained in effect during the second and third quarters of 2007.

As described above, there were changes in the Registrant’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months and quarter ended

September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior

EXHIBIT NUMBER	DESCRIPTION

Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to exhibit 4.13 to the Registrant’s Form 10-Q Report for the quarter ended March 31, 2007, File No. 333-133825

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: November 14, 2007	By:	/S/ HENRY R. BAUGHMAN
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/S/ JAMES M. DAHMUS
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)