Form 10-K
period 2007-12-31
SGS International, Inc.
filed 2008-03-20
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

As of March 14, 2008 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

(continued)

Page
EXHIBIT 10.37 FIRST AMENDMENT OF THE SOUTHERN GRAPHIC SYSTEMS, INC. DEFERRED COMPENSATION PLAN

EXHIBIT 21.1 SUBSIDIARIES OF SGS INTERNATIONAL, INC.

EXHIBIT 24.1 POWERS OF ATTORNEY

EXHIBIT 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

This Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, industry trends, changes in government regulation, the cost of and our ability to integrate new acquisitions, and our ability to introduce new products, execute our business plan, retain existing customers and acquire new customers. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

Item 1.	Business

OVERVIEW

SGS International, Inc. (the “Registrant”) was incorporated in 2005 under the laws of the State of Delaware. In this report, “we” and the “Company” mean the Registrant and its consolidated subsidiaries unless otherwise indicated.

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

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, LP in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single-facility gravure operation in Louisville, Kentucky. SGS and its affiliates were acquired by Reynolds Metals Company in 1957. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. SGS’s ownership changed in 2000 when its parent, Reynolds Metals Company, was acquired by Alcoa Inc. In November, 2005, SGS acquired MCG Graphics Limited (“MCG”), a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from Alcoa Inc. on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a new senior secured credit facility. In 2006, the Company further expanded its global presence with acquisitions in the UK and the Netherlands and strengthened its Canadian business with the acquisition of a Quebec pre-press company. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm in the U.S. with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. In January 2008, the Company acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec.

INDUSTRY OVERVIEW

End markets served

We operate in the graphic services industry, which is estimated to be a $30.0 billion global industry. Within this industry, we compete principally in the value-added packaging market, providing services to consumer products companies and to the converters and printers who serve them. We estimate that the North American market for graphic services for consumer packaging products is approximately $2.0 billion and the global market for these services is approximately $6.0 billion. We focus on a variety of end markets, with food and beverage representing a large portion of our business. Other key end markets include tobacco, personal care, household products, pet food and pharmaceutical. We estimate that the remainder of the global market in the graphic services industry is comprised of the $9.6 billion advertising and promotion market, where we participate on a limited basis, and the $14.4 billion “other” market which includes catalogs, newspapers and magazines, where we do not participate.

OUR SERVICE OFFERINGS

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

Prepress graphics and image carrier services

Our “prepress” services then convert the creative idea and design into an image suitable for volume printing, a key step in speeding brands to market. The steps taken in this phase of the process include (i) graphics activities such as production art, composition and typesetting, creative retouching, image assembly, file creation, color separation and digital/film output, and (ii) image carrier preparation. Our prepress process is key to ensuring that our consumer products customers’ brands and graphics are reproduced accurately and with uniform color using different package printing processes and substrates, in a timely and cost-effective manner. While color separation and other prepress services were in the past performed by hand (i.e., the “conventional” method), our employees today use MacIntosh computers and software programs such as Barco, ArtPro and Collage to provide digital imaging services. It has become typical for customers to forward designs to us in digital format for image manipulation, layout and assembly. We work closely with the customer during this process and we offer a wide spectrum of proofing services, including soft proofing, online proofing and digital proofing, to facilitate customer involvement and approval. We provide extensive graphics prepress services for the flexographic, gravure and lithographic industries.

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

All the major printing processes have similar steps in the prepress stage, except for image carrier preparation, and are distinguished by the method of image transfer and the kind of image carrier utilized in the process. We have particular expertise in image carriers and believe we are the clear leader in this important part of the value chain.

Other services

In addition to the packaging graphics and image carrier production services we provide, our offerings in support of other stages of the value chain are crucial elements of the overall proposition to the customer and necessary to generate the graphics and image carrier business.

The enterprise solutions we offer comprise a secure Web-based suite of enterprise tools that can help automate production art services, manage digital graphic assets, review graphics online and track the entire production process, all via a standard Web browser. We design and implement systems to manage workflow, and enable clients to host, organize, search and retrieve brand assets. In addition, we provide process audits and prepress, color management, printing and IT consulting services.

We also have significant competencies in interactive media and offer short run reproduction service to our clients through our digital printing studio.

PRINTING MARKETS SERVED

Flexography

Flexography uses an imager carrier (plate) made of rubber, plastic or any other flexible material. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We are a leading flexographic plate producer in North America with 18 state-of-the art flexographic imaging facilities (16 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

We estimate the North American flexography market at approximately $800 million. We believe this market is growing at approximately 2% to 4% annually, a higher rate of growth than we estimate for the gravure and lithography markets. Flexographic printers continue to add flexographic printing capacity to handle the growth. Flexographic plates can be manufactured faster and more inexpensively than gravure cylinders, and allow for faster problem resolution and change-outs in the printing process. The quality and speed of flexographic printing has continued to improve over the years, allowing it to become a cost-effective alternative to the gravure process in many situations.

Gravure

In gravure printing, the image carriers are generally copper coated cylinders that are protected from wear by the application of a thin electroplate of chromium. Gravure is generally suitable for long runs of high quality printing, such as point-of-sale advertisements and cartons for cosmetic, pharmaceutical and tobacco packaging. We are the leading packaging gravure producer in North America with nine state-of-the-art gravure engraving facilities. Virtually all of our locations can provide prepress for the gravure process.

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

COMPETITION

The packaging graphic services industry for consumer products is highly fragmented with several national firms and hundreds of regional and local participants. Only a small number of the regional and local firms have annual revenue exceeding $20.0 million. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the customers’ increasing demand for speed-to-market. We believe that most of the firms in the industry are family-owned and lack the scale and service breadth to effectively serve the premier consumer products companies’ demands for consistent brand graphics, faster turnaround times, improved speed-to-market and customized services on a national and global basis.

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

INDUSTRY TRENDS

Our revenues are primarily driven by demand for graphics services from consumer products companies and the printers and converters that service them. In addition to growth in packaging volume, demand for our services is generated by new product launches, brand portfolio changes that result from either consolidations or divestitures, design refreshing, promotional or seasonal events (e.g., events such as the Kentucky Derby, Super Bowl, World Series and Olympics), changes in labeling requirements (e.g., government-required tobacco warnings and consumer-driven preferences for “heart healthy,” “low in carbohydrates,” and “low in saturated fat” products), changes in packaging products and changes in consumer tastes. Other demand drivers include customer consolidation, changes in brand ownership, changes in packaging printers, and changes in packaging structures, substrates and formats. Key trends within the industry include:

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

Supplier consolidation. There has been a significant shift by consumer products companies to decrease the number of suppliers used while still embracing the model of outsourcing graphics services needs. Historically, consumer products companies would use separate specialists for each step in the graphic services value chain when bringing products to market. As demands, including cost minimization, ‘speed-to-market’ and product consistency, from consumer products companies have become increasingly important, the leading graphic services providers have responded by broadening their product and service offerings. Industry leaders such as us, that have both the scale and capabilities to provide additional services along the value chain, have been the primary beneficiaries of this trend. We believe we have gained market share recently with important customers by offering full service capabilities. We believe that our complementary digital asset management and consulting services enhance the value proposition to our customers, which further integrates us into their graphics packaging operations. We believe that the number of participants in the graphics services business presents significant consolidation opportunities. Competitive forces, such as accelerating technological requirements for advanced systems, equipment and highly-skilled personnel, as well as the growing customer demand for full-service capabilities, continue to create attractive acquisition opportunities for the larger players.

Globalization. We believe that over the last 3 to 4 years several multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cambria and London, England, and significantly expanding our ability to serve our multinational customers. In 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. During 2007, we increased our presence in Europe and expanded into Asia with our acquisition of McGurk. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong. We also have relationships with certain regional graphic services providers in continental Europe, India, and The Philippines. These acquisitions and relationships significantly enhance our ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See “Item 1A. Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

Technological advances. New technologies have increased the array of value-added services that graphic services companies are able to offer their customers. By providing technology solutions, such as automated workflow and digital asset management, we have been able to both increase ancillary revenue and strengthen our customer relationships. We also deploy state-of-the art laser imaging and workflow technologies at our gravure locations. We believe that by integrating new technology with our customers and standardizing and automating the process related to their prepress services, we are able to reduce costs and lower the time that it takes them to deliver their products to the marketplace.

Private label or store brands. In recent years, there has been steady growth of private label or store brands within the United States, following similar trends in Europe, which has a very strong private label market. There is a trend in the industry for retailers to aggressively grow their own “store brand” within their own retail environment to solidify customer loyalty, as well as offer more competitive pricing. Selling under their private label offers them an opportunity to do both. Retailers also enjoy a meaningful profitability advantage when their private label products are sold to customers. We have undertaken a comprehensive initiative to systematically target private label business opportunities and are benefiting from these efforts. We currently support the private label initiatives of several companies. Our recent acquisitions of CMJ and McGurk bolster our expertise and capabilities with respect to store brands.

We believe we are able to take advantage of these industry trends due to our strengths in the following areas:

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 31 locations in North America that are within close proximity to our customers’ plants. In addition, in North America we also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the European market through our 2005 acquisition of MCG and continued to expand through acquisitions in 2006 and 2007. We now have nine locations in Europe. In 2007, we entered the Asia market through our acquisition of McGurk, including their Hong Kong operations. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies including Kraft, Procter & Gamble and Nestlé, as well as the printers and converters that serve them, including Bemis, Smurfit Stone, and Mead Westvaco. We have 30-year relationships on average with our top ten customers. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer. Additionally, we believe we can leverage our broad geographic footprint and relationships with global customers to further expand the services and offerings to blue chip customers around the world.

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

Stable, large-scale competitor

We believe we are one of three domestic graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We have also been able to consistently maintain EBITDA margins in excess of 18% since fiscal 2001 by implementing best practices across our facilities, efficiently allocating resources and implementing synergies in acquired businesses. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2007 personnel cost represented approximately 45% of our total costs and expenses and we believe we would be able to quickly react to a reduction in the demand for our services.

Expertise in identifying and integrating acquisitions

We have completed 15 acquisitions since the beginning of 2003. We consummated these acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships or acquiring an underutilized asset that could more efficiently perform existing services within our organization. We have successfully integrated these acquisitions, improving the financial and operational performance of these assets over time by optimizing workflows and implementing best practices.

Highly experienced management team

On average, our management team has been with us and our predecessors for more than 14 years. Our management has instilled a culture that places an emphasis on cost consciousness, profitable growth and meeting targets. Additionally, our management team has consistently generated positive cash flow from operations while maintaining our leadership in service and technology trends that shape our industry. Our management team is seasoned in identifying, negotiating and integrating acquisitions.

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

Capitalize on dynamic industry trends

The technological requirements and advanced systems and equipment necessary to meet customer needs continue to accelerate. The graphic services process is becoming an all-digital workflow from design through printing. These changes require an adaptive organization that has the highly-skilled personnel to understand, implement and utilize this technology. Given the rapid pace of change in our industry, we believe our customers will continue to outsource their graphic services needs. We also believe we are better positioned to service the needs of graphic services customers than our smaller competitors.

Continue our North American acquisition strategy

Since the beginning of 2003, we have completed 11 acquisitions in North America, including our acquisition of Tri-Ad in January 2008. We will continue to strategically acquire North American businesses in our industry. We will typically look to acquire businesses with less than $20.0 million in annual revenue that offer additional scale, broaden our geographic footprint, provide a specific design or technical skill, strengthen existing customer relationships, create new customer relationships, or have underutilized assets that could more efficiently perform existing services within our organization. Our management team will continue to apply strict standards in evaluating acquisition opportunities including the businesses’ leadership, customer retention probability, employee satisfaction, strategic fit, financial targets, synergies, and time and costs of integration.

Pursue international acquisition opportunities

We believe many of our customers are in the early stages of implementing brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. We acquired UK-based MCG in 2005, acquired UK-based The Box Room Limited in 2006, acquired a business supplying photographic and digital images for the packaging printing industry in the Netherlands in 2006, and acquired McGurk, a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong in 2007, with the intention of further strengthening our relationship with some of our top customers and servicing them on a global level. We will continue to evaluate acquisition opportunities in Europe and Asia and look to acquire assets that will fulfill the needs of our customers as they implement their globalization strategies.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since 2003, we have completed 15 acquisitions.

The following table summarizes our acquisitions from 2003 through February 2008:

Acquisition	Year of acquisition	Key capabilities
LiveWire	2003	Graphics
Hobbs	2003	Graphics
Wetzel	2003	Gravure
Smurfit Stone (Winston-Salem assets)	2003	Gravure
Mozaic Group (51% acquired)	2004	Creative/Photography/ Interactive
MacKay (Florence facility)	2004	Gravure
Smurfit Stone (Dayton operations)	2004	Graphics
L’Image Creo	2005	Graphics/Flexo
MCG	2005	Graphics/Flexo
The Box Room Limited	2006	Graphics
Lukkein Packaging Department	2006	Graphics
Synnoflex	2006	Graphics/Flexo
C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo
Tri-Ad	2008	Graphics / Flexo

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve a significant number of customers with no one customer accounting for more than 7% of fiscal 2007 revenue. Our ten largest customers accounted for approximately 33% of our revenues in fiscal 2007. Over the course of our 60 year history, we have established close and stable relationships with our customers. On average, we have enjoyed 30-year relationships with our top ten customers.

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

RESEARCH AND DEVELOPMENT

We utilize state-of-the-art information technology to support our service offerings to our customers as well as our internal operations. Our IT team comprises experts focused on information systems, manufacturing technologies, plant engineering systems, shop floor systems and enterprise solutions.

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

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2007, material and supply costs represented approximately 17% of our cost of goods sold.

BUSINESS CYCLES AND SEASONALITY

Our business is not generally seasonal because of the number of design changes that we are able to process as a result of our speed-to-market and emphasis on digital technology. There may be some decline in December as any holiday-specific design changes have been executed, and there may be similar, more modest slowdowns in conjunction with other holidays.

BACKLOG

The amount of backlog orders is immaterial to the Company due to the quick turn-around time of orders customary in the industry.

EMPLOYEES

As of December 31, 2007, we had 1,733 employees, 1,089 of whom are located at United States production facilities, 91 of whom are United States corporate employees, 229 of whom are located in Canada, and 20 of whom are located in Mexico. We have an additional 253 employees in the UK, 17 employees in the Netherlands, and 34 employees in Hong Kong. All of our employees in the United States, Canada, Mexico, the Netherlands, and Hong Kong are non-union. A number of our employees in the UK are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at our facilities.

ENVIRONMENTAL MATTERS

As with most manufacturers, our facilities and operations are subject to federal, state, local and foreign environmental laws, regulations and ordinances, including those that:

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

Certain of our facilities are known to have low levels of contaminants from hazardous substances. Additional contamination could be detected at other current or former facilities. In connection with the purchase of SGS from Alcoa Inc. on December 30, 2005, Alcoa Inc. provided an indemnity for certain of these conditions, subject to certain limitations, and based on the nature of the environmental impacts and such indemnity, we do not believe our liability for these conditions is likely to be material. Although we do not believe that we are currently subject to any material environmental liabilities, the operations of manufacturing plants entail risks in these areas and there can be no assurance that we will not discover previously unknown environmental non-compliance or contamination.

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

GEOGRAPHIC FINANCIAL INFORMATION

The sales and long-lived asset information by geographic area presented within Footnote B in Item 15, “Exhibits and Financial Statement Schedules” is incorporated herein by reference.

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

As of December 31, 2007, our total consolidated indebtedness was $363.1 million and we had $35.0 million of additional borrowings available under our senior credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

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

We compete with other providers of graphic products and related services. The market for such products and services is highly fragmented, with several national and many regional participants. We face, and will continue to face, competition in our business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than we do. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services.

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

Our ten largest customers accounted for approximately 33% of our revenues in fiscal 2007. In fiscal 2007, no one customer accounted for more than 7% of our total revenues. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contracts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay production and adversely affect our sales. In fiscal 2007, materials and supplies costs accounted for approximately 17% of our cost of goods sold.

We may be unable to effectively integrate acquired businesses.

Since the beginning of 2003, we have completed 15 graphic services acquisitions. As part of our long-term strategy, we will seek to make other graphic services acquisitions. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to find additional attractive acquisition candidates or succeed at effectively integrating acquired businesses into our existing business.

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

We currently have operations in the United States, Mexico, Canada, the United Kingdom, the Netherlands, and Hong Kong, and our long-term strategy contemplates having operations in other foreign jurisdictions. For the year ended December 31, 2007, total sales from operations outside the United States were approximately $91 million (excluding intercompany sales), which represented approximately 30% of our consolidated net sales. We would expect this number and percentage to increase if we are successful in making additional foreign acquisitions. As a result of our current and contemplated foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the table under Results of Operations in Item 7 summarizing the concentrations of sales, net income, and long-lived assets by major geographic region.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Beginning in 2008, the Sarbanes-Oxley Act of 2002 will require our auditors to evaluate and assess the effectiveness of our internal controls, in addition to management’s evaluation and assessment. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal control could result in financial statements that do not accurately reflect our financial condition. We might not be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act, which could prevent our auditors from completing their review and assessment of our internal controls in a timely manner. Finally, our management and our auditors might not conclude that our internal controls are effective.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.9 million. Any borrowings under our senior secured revolving credit facility and under our senior secured acquisition facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 39 low cost production facilities located across the United States, Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. Virtually all of these production facilities provide prepress graphics services; 20 of them produce flexographic plates; and nine of them produce gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable. We are evaluating potential acquisition opportunities to expand our footprint on the west coast of the United States.

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

In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cambria and London, England, and significantly expanding our ability to serve our multinational customers. We also established a prepress facility in Nottingham, England in 2005. During 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. During 2007, we increased our presence in Europe and expanded into Asia with our acquisition McGurk. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong. We also have relationships with certain regional graphic services providers in Europe, India, and The Philippines.

As of March 14, 2008, excluding our headquarters in Louisville, we have 39 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Atlanta, GA (Gravure)		X
Atlanta, GA (Flexo)		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Milwaukee, WI		X
Minneapolis, MN		X
Philadelphia, PA		X
Plymouth, MN		X
Ramsey, NJ		X
Reidsville, NC		X

Location	Owned	Leased
Richmond, VA (Creative)		X
Richmond, VA (Prepress, Flexo, Gravure)		X
St. Louis, MO		X
West Monroe, LA	X
Winston Salem, NC		X
Canada
Brampton, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal, Quebec (Flexo)		X
Montreal, Quebec (Flex-Art Design)		X
Toronto, Ontario (Tri-Ad Communications)		X
Toronto, Ontario (Tri-Ad Communications)		X
Toronto, Ontario (Evolution Design)		X
Mexico
Mexico City		X
United Kingdom
Hull (MCG Graphics Limited)		X
Hull (SGS Studios)		X
London (SGS Thames)		X
London (Design Studio)		X
Nottingham		X
Tamworth		X
The Netherlands
Ede		X
China
Hong Kong		X

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of the Registrant’s security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PUBLIC TRADING MARKET

There is no established public trading market for the Registrant’s Common Stock.

As of March 14, 2008, there was one holder of record of the Registrant’s Common Stock.

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

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	7,600	$153	23,400
Equity compensation plans not approved by security holders	—	—	—

Total	7,600	$153	23,400

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant had no sales of unregistered securities in 2007.

Item 6.	Selected Financial Data

On December 30, 2005, Southern Graphic Systems (the Predecessor) was acquired by CVC from Alcoa Inc. As a result, this report reflects the financial position and results of operations of the Predecessor up to the date of acquisition and reflects the financial position and results of operations of SGS International, Inc. and its subsidiaries (the Successor) after the date of acquisition.

The following table presents selected consolidated / combined financial information and other data for the periods indicated. The historical statement of operations data and statement of cash flows data for the years ended December 31, 2007 and December 31, 2006 and the one-day ended December 31, 2005, and the balance sheet data for December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements of the Successor, included elsewhere in this Form 10-K. The historical balance sheet data for December 31, 2005, is derived from our audited consolidated financial statements of the Successor not contained in this Form 10-K. The historical statement of operations data and statement of cash flows data for the period ended December 30, 2005 are derived from our audited combined financial statements of the Predecessor included elsewhere in this Form 10-K. The historical statement of operations data and statement of cash flows data for the years ended December 31, 2004 and December 31, 2003, and the historical balance sheet data for December 31, 2004 and December 31, 2003 are derived from other audited combined financial statements of the Predecessor not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated / combined financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Successor			Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	One-Day ended December 31, 2005	Period ended December 30, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(dollars in millions)
Statement of Operations Data:
Sales	$308.8	$276.3	$—	$260.3	$242.3	$226.4
Net sales growth	11.8%	6.1%	0.0%	7.4%	7.0%	6.0%
Costs of good sold (exclusive of depreciation)	205.1	180.5	—	170.9	156.1	143.6
Selling, general and administrative expenses	46.6	37.9	—	32.6	31.5	29.9
Depreciation and amortization	23.7	20.1	—	16.4	15.0	15.1
Income from (loss on) operations	33.4	37.8	—	40.4	39.7	37.8
Related party interest expense	—	—	—	6.4	4.8	4.6
Interest expense	36.9	35.0	0.1	—	—	—
Other expense, net	0.5	0.2	—	1.5	—	0.2
Income from (loss on) continuing operations before income taxes	(4.0)	2.6	(0.1)	32.5	34.9	33.0
Provision (benefit) for taxes on income	(1.2)	1.4	(0.1)	12.7	13.9	12.8
Income from (loss on) continuing operations	(2.8)	1.2	—	19.8	21.0	20.2
Income from (loss on) discontinued operations	0.9	(0.5)	—	0.1	(0.6)	—
Provision (benefit) for taxes on income	0.2	(0.2)	—	0.1	(0.2)	—
Net income (loss)	(2.1)	0.9	—	19.8	20.6	20.2
Balance Sheet Data:
Cash and cash equivalents	34.5	12.7	4.1	N/A	0.8	—
Working capital	71.9	50.7	37.8	N/A	(26.8)	(39.7)
Adjusted working capital[1]	39.6	41.6	35.6	N/A	31.6	34.2
Properties, plant and equipment, net	53.4	52.4	56.4	N/A	44.6	40.8
Total assets	530.2	469.5	461.5	N/A	329.2	283.6
Total debt[2]	363.1	322.0	320.4	N/A	128.2	106.9
Enterprise capital	—	—	—	N/A	139.8	116.9
Stockholder’s equity	119.2	110.3	106.9	N/A	—	—
Statement of Cash Flows Data:
Net cash provided by operations	23.8	20.2	0.9	14.6	15.0	27.7
Net cash provided by (used in) financing activities	36.4	(0.5)	414.5	17.4	5.2	(17.4)
Net cash used for investing activities	(39.7)	(11.0)	(412.5)	(28.8)	(19.3)	(10.9)
Other Financial Data:
Capital expenditures	11.1	8.7	—	13.9	5.6	5.6
Business acquisitions, net of cash acquired	29.3	4.4	412.5	15.4	13.8	5.3

[1]

Adjusted working capital is defined as current assets (excluding cash and cash equivalents and related party receivables) less current liabilities (excluding short-term borrowings, current portion of long-term debt and related party payables). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Working capital	$71.9	$50.7	$37.8	$(26.8)	$(39.7)
Less cash	(34.5)	(12.7)	(4.1)	(0.8)	0.0
Less related party receivables	0.0	0.0	0.0	(67.8)	(33.0)
Add related party payables [2]	0.0	0.0	0.0	34.7	23.1
Add short-term borrowings [2]	0.0	0.0	0.0	91.9	83.8
Add current portion of long-term debt	2.2	3.6	1.9	0.4	0.0

Adjusted working capital	$39.6	$41.6	$35.6	$31.6	$34.2

[2]	Years ended December 31, 2003 and 2004 include short- and long-term borrowings with related parties, as well as related party payables.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a global leader in the digital imaging industry, offering design-to-print graphic services to the international consumer products packaging market in North America, Europe and Asia. Our global service platform and financial capability provide a distinct competitive advantage over the majority of companies in our industry. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution, and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

In our industry, we believe a global presence provides the best platform to serve all of our customers’ needs. Therefore, our strategy for fiscal 2007 included strengthening our global presence through further expansion into Europe and entry into Asia. We executed this strategy with our acquisition of McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”) in April 2007. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong. McGurk contributed sales of $15.9 in fiscal 2007.

In addition to our global expansion, we continue to grow our business in North America through acquisitions. In February 2007, we acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”). CMJ is a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands” located in the United States. The acquisition of the operations of CMJ contributed sales of $7.1 million in fiscal 2007. In January 2008, we acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec.

While we continue to successfully grow our business through acquisitions, organic growth in our base business was flat during 2007 primarily due to price erosion in the industry; however, we were able to partially offset the negative impact of this price erosion through volume growth. Based on current economic conditions, we expect pricing pressures to continue into 2008. To control costs in response to these pressures, we started the process of consolidating certain operations in North America during 2007 resulting in approximately $2.6 million of severance charges included in selling, general and administrative expenses. Additionally, we expanded our sales force during 2007, which we believe positions us well to generate organic growth during 2008.

During 2007, our operations generated cash flow of $23.8 million, an 18% increase over the prior year. The majority of this cash was used to service debt through interest payments and to fund acquisitions. Our ability to generate cash from operations positions us to achieve our financial goals in 2008, fund acquisitions and compete in difficult economic conditions.

RESULTS OF OPERATIONS

The following table sets forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated (dollars in thousands).

	Successor		Successor		Successor		Predecessor
	Year Ended December 31, 2007		Year Ended December 31, 2006		One-Day Ended December 31, 2005		Period Ended December 30, 2005
Net sales	$308,809	100.0%	$276,276	100.0%	$—	0.0%	$260,328	100.0%
Cost of goods sold	205,132	66.4%	180,512	65.3%	—	0.0%	170,926	65.7%
Selling, general, and administrative expenses	46,555	15.1%	37,913	13.7%	—	0.0%	32,632	12.5%
Depreciation and amortization	23,689	7.7%	20,061	7.3%	42	0.0%	16,415	6.3%

Income from (loss on) operations	33,433	10.8%	37,790	13.7%	(42)	0.0%	40,355	15.5%
Related party interest expense	—	0.0%	—	0.0%	—	0.0%	6,431	2.5%
Interest expense	36,929	12.0%	35,012	12.7%	97	0.0%	10	0.0%
Other expense, net	497	0.2%	225	0.1%	—	0.0%	1,457	0.6%

Income from (loss on) continuing operations before income taxes	(3,993)	-1.3%	2,553	0.9%	(139)	-0.1%	32,457	12.5%
Provision (benefit) for income taxes	(1,182)	-0.4%	1,345	0.5%	(54)	0.0%	12,690	4.9%

Income from (loss on) continuing operations	(2,811)	-0.9%	1,208	0.4%	(85)	0.0%	19,767	7.6%

Income from (loss on) discontinued operations	842	0.3%	(480)	-0.2%	—	0.0%	94	0.0%
Provision (benefit) for income taxes on discontinued operations	170	0.1%	(197)	-0.1%	—	0.0%	67	0.0%

Net income (loss)	$(2,139)	-0.7%	$925	0.3%	$(85)	0.0%	$19,794	7.6%

The following table summarizes the concentrations of sales by major geographic region (dollars in thousands).

	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Period Ended December 30, 2005
United States	$221,426	$216,835	$220,559
Canada	42,582	40,853	40,486
United Kingdom	44,576	23,867	3,188
Other geographic locations	6,423	1,881	2,114
Eliminations	(6,198)	(7,160)	(6,019)

Total	$308,809	$276,276	$260,328

Year ended December 31, 2007 compared to the year ended December 31, 2006

Sales. Sales increased 11.8%, or $32.5 million, to $308.8 million for fiscal 2007 from $276.3 million for fiscal 2006. The acquisition of McGurk in the United Kingdom on April 2, 2007 added sales of $15.9 million for fiscal 2007. The acquisition of the operations of C.M Jackson Associates, Inc. (“CMJ”) in the United States on February 28, 2007 added sales of $7.1 million for fiscal 2007. The operations of businesses acquired during 2006 generated sales of $6.3 million for fiscal 2007 compared to sales of $1.5 million for fiscal 2006.

In addition, sales for fiscal 2007 included $4.3 million for amounts invoiced to customers for shipping and handling costs. In fiscal 2006, amounts invoiced to customers for shipping and handling costs were netted against the actual cost incurred and reflected as a reduction in cost of sales.

After excluding the impact of sales generated from acquisitions and the presentation of amounts invoiced to customers for shipping and handling costs, sales in the United States decreased by $5.5 million in fiscal 2007 compared to 2006. This decrease was due to price erosion in the industry partially offset by volume growth. Sales in Canada increased by $1.8 in fiscal 2007 compared to fiscal 2006 primarily as a result of the weakening of the United States dollar compared to the Canadian dollar, which positively impacted sales in Canada by $2.0 million. This increase was slightly offset by price erosion in the industry. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom increased by $4.7 million in fiscal 2007 compared to fiscal 2006. The weakening of the United States dollar compared to the British pound positively impacted sales in the United Kingdom by $1.9 million and the remaining increase was primarily due to organic growth.

Cost of Goods Sold. Cost of goods sold for fiscal 2007 increased 13.6%, or $24.6 million, to $205.1 million from $180.5 million for fiscal 2006. The acquisitions previously discussed added estimated incremental costs of goods sold in fiscal 2007 compared to fiscal 2006 of $10.4 for McGurk, $5.6 million for the operations of CMJ, and $4.1 million for businesses acquired during 2006. In addition, cost of goods sold for fiscal 2007 increased by $4.3 million for shipping and handling costs billed to customers that were recorded as a component of net sales in fiscal 2007 but were reflected as a reduction of costs of goods sold in fiscal 2006. The remaining increase in cost of goods sold was due to the weakening of the United States dollar compared to the Canadian dollar and the British pound. The increase in cost of goods sold as a percentage of sales to 66.4% for fiscal 2007 from 65.3% in fiscal 2006 is primarily due to the accounting for shipping and handling costs billed to customers and price erosion, as previously discussed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2007 increased 22.8%, or $8.7 million, to $46.6 million from $37.9 million for fiscal 2006. The acquisitions previously discussed added estimated incremental expenses in fiscal 2007 compared to fiscal 2006 of $2.0 million for McGurk, $3.8 million for the operations of CMJ, and $0.3 million for businesses acquired during 2006. The CMJ expenses of $3.8 million include $3.1 million of expense payable under the purchase agreement. We expect this component of CMJ expenses to decrease to $1.7 million for fiscal 2008 and $0.2 million for fiscal 2009. The remaining increase in expenses is due to expenses associated with potential and other business combinations and severance costs related to consolidating certain operations in North America. Professional fees associated with potential and other business combinations were $1.2 million in fiscal 2007 compared to $0.3 million in fiscal 2006. Severance costs incurred in connection with consolidating certain operations were $2.6 million in fiscal 2007 compared to $0.4 million in fiscal 2006. We expect the expenses associated with potential and other business combinations and severance costs to decrease in 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2007 increased 18.1%, or 3.6 million, to $23.7 million from $20.1 million for fiscal 2006. The acquisitions previously discussed added expenses in fiscal 2007 compared to fiscal 2006 of $1.4 for McGurk, $0.5 million for the operations of CMJ, and $0.5 million for businesses acquired during 2006. The remaining increase of $1.2 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2006 and 2007.

Interest Expense. Interest expense for fiscal 2007 increased 5.5%, or $1.9 million, to $36.9 million from $35.0 million for fiscal 2006. This increase was primarily due to interest expense on borrowings made on the senior secured acquisition facility during 2007. Interest expense from borrowings on the senior secured acquisition facility was $1.5 million in fiscal 2007 compared to zero in fiscal 2006. The remaining increase of $0.4 million was primarily due to higher average interest rates on the senior secured term loan during fiscal 2007 compared to fiscal 2006.

Other Expense, net. Other expenses, net for fiscal 2007 increased by $0.3 million to $0.5 million from $0.2 million for fiscal 2006. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from fiscal 2007 to fiscal 2006 was not significant.

Provision for taxes on income. The effective tax rate for fiscal 2007 was 29.6%, compared to 52.7% for fiscal 2006. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a smaller impact on the effective tax rate for fiscal 2007 than for fiscal 2006. This smaller impact in fiscal 2007 than fiscal 2006 is due to the loss before income taxes for fiscal 2007 being a larger amount than the income before income taxes for fiscal 2006.

Income from (loss on) discontinued operations. Income from (loss on) discontinued operations was a gain of $0.8 million in fiscal 2007 compared to a loss of $0.5 million in fiscal 2006. This fluctuation was primarily due to the gain on divestiture of the controlling interest in Mozaic Group, Ltd. of $0.9 million during fiscal 2007.

There is no discussion of the one-day ended December 31, 2005 due to the insignificance of the results of operation for this period.

Year ended December 31, 2006 compared to the period ended December 30, 2005

Sales. Sales for fiscal 2006 increased 6.1% to $276.3 million from $260.3 million for the period ended December 30, 2005. This increase is largely due to the acquisition of MCG Graphics in November 2005. This acquisition added sales of $20.8 million in fiscal

2006 compared to sales of $3.2 million in the period ended December 30, 2005. The acquisition of The Box Room in June 2006 (included in United Kingdom operations) added incremental sales of $1.1 million in fiscal 2006 and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands added incremental sales of $0.4 million in fiscal 2006.

Cost of Goods Sold. Cost of goods sold for fiscal 2006 increased 5.6% to $180.5 million from $170.9 million for the period ended December 30, 2005. The acquisitions previously discussed added estimated incremental costs of goods sold in fiscal 2006 compared to the period ended December 30, 2005 of $15.3 million for MCG Graphics, $1.6 million for The Box Room, and $0.5 million for operations in the Netherlands. The increase in cost of goods sold due to acquisitions was partially offset by a reduction in cost of goods sold of $2.4 million in fiscal 2006 compared to the period ended December 30, 2005 due to the elimination of a defined benefit pension plan associated with the operations of the Predecessor and a reduction in cost of goods sold of approximately $1.4 million in fiscal 2006 compared to the period ended December 30, 2005 as a result of plant restructuring activities during 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2006 increased 16.2% to $37.9 million from $32.6 million for the period ended December 30, 2005. The acquisition of MCG Graphics previously discussed added estimated incremental expenses in fiscal 2006 compared to the period ended December 30, 2005 of $1.4 million. In addition, we incurred an incremental $2.2 million in one-time expenses in fiscal 2006 for establishing ourselves as a stand-alone company and an additional $0.5 million in fiscal 2006 for management fees. The $2.2 million in one-time expenses in fiscal 2006 included professional fees incurred in connection with SGS International, Inc.’s Registration Statement filed on Form S-4, professional fees incurred in connection with the acquisition of Southern Graphic Systems and its affiliated businesses from Alcoa Inc., and one-time expenses related to personnel changes. The remaining increase in expenses is primarily due to additional personnel costs and administrative services related to our operation as a stand-alone company.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2006 increased 22.2% to $20.1 million from $16.4 million for the period ended December 30, 2005. The acquisition of MCG Graphics previously discussed added incremental expenses in fiscal 2006 of $1.3 million. The remaining increase was primarily due to depreciation and amortization on assets placed in service during 2006. This increase was partially offset by a reduction in amortization due to the adjustments to the remaining useful lives of intangible assets through the purchase accounting process.

Interest Expense. Interest expense, including related party interest expense, for fiscal 2006 increased $28.6 million to $35.0 million from $6.4 million for the period ended December 30, 2005. This increase was primarily due to the impact of the financing required for SGS International, Inc.’s purchase of Southern Graphic Systems from Alcoa Inc.

Other Expense, net. Other expenses, net for fiscal 2006 decreased by $1.2 million to $0.2 million from $1.4 million for the period ended December 30, 2005. The decrease was primarily due to $1.6 million in restructuring charges associated with the shutdown of a gravure engraving facility in May 2005 and interest income of $0.8 million in fiscal 2006. The impact of the restructuring charges in 2005 and interest income in 2006 was partially offset by a realized foreign exchange loss of $1.3 million in 2006 and a foreign exchange gain of $0.3 million in 2005.

Provision for taxes on income. The effective tax rate for fiscal 2006 was 52.7% compared to 39.1% for the period ended December 30, 2005. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a much larger impact on the effective tax rate for fiscal 2006 than for the period ended December 30, 2005 due to the significant decrease in income before income taxes for fiscal 2006 compared to the period ended December 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2007.

	Years ending December 31, (dollars in thousands)
	2008	2009	2010	2011	2012	2013 and after	Total
Contractual obligations:
Principal payments on debt	$1,638	$1,635	$1,630	$156,449	$0	$200,000	$361,352
Interest payments on debt [1]	35,969	35,847	35,726	35,605	24,000	23,000	190,147
Capital lease obligations	590	557	503	37	37	9	1,733
Operating lease obligations	6,648	4,846	3,237	2,424	3,681	—	20,836
Other long-term liabilities	2,755	2,755	51	51	—	—	5,612
Management advisory fee	500	500	500	500	500	1,500	4,000

Total contractual obligations	$48,100	$46,140	$41,647	$195,066	$28,218	$224,509	$583,680

[1]

The interest payments on debt include interest on $161.4 million of variable rate debt in the senior credit facility. Interest payments on the senior secured term loan are based on LIBOR + 2.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rate in effect on December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $34.5 million in cash and $39.6 million in adjusted working capital compared with $12.7 million in cash and $41.6 million in adjusted working capital at December 31, 2006. The $21.8 million increase in cash is primarily due to cash provided by operations and $17.0 million borrowed in December 2007 for the Tri-Ad acquisition. On January 3, 2008, we acquired the outstanding shares of Tri-Ad for a cash purchase price of 22.0 million Canadian dollars (approximately $22.2 million based on the U.S. dollar/Canadian dollar exchange rate on January 2, 2008). The $2.0 million decrease in adjusted working capital is primarily due to the increase in accounts payable.

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At December 31, 2007, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2007 was $363.1 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans and borrowings on the senior secured acquisition facility on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2007 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2007:

	Required		Actual
Maximum leverage ratio		5.75	5.35
Minimum interest coverage ratio		1.60	1.94
Maximum annual capital expenditures	not to exceed $	15.0 million	$11.1 million

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and contingent earnout obligations. Our ability to access additional capital in the long-term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

Capital expenditures

Capital expenditures were $11.1 million for fiscal 2007. Capital expenditures for fiscal 2008 are expected to be approximately $14.0 million.

Cash flow

Year ended December 31, 2007 compared to the year ended December 31, 2006

Cash flows from operating activities. Net cash provided by operating activities was $23.8 million for fiscal 2007 as compared to $20.2 million for fiscal 2006. The primary reason for the increase was that adjusted working capital decreased $2.0 million from December 31, 2006 to December 31, 2007 compared to an increase of $6.0 million from December 31, 2005 to December 31, 2006.

Cash flows from investing activities. Net cash used in investing activities was $39.7 million for fiscal 2007 as compared to $11.0 million for fiscal 2006. The increase in cash used in investing activities is primarily due to an increase in cash used in business acquisitions. The net cash used in business acquisitions increased $24.9 million to $29.3 million for fiscal 2007 compared to $4.4 million for fiscal 2006. This increase was the result of our acquisition of the assets of CMJ in February 2007 and our acquisition of McGurk in April 2007. The increase in cash used in investing activities was also partially due to an increase in capital expenditures of $2.4 million to $11.1 million for fiscal 2007 compared to $8.7 million for fiscal 2006. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash provided by financing activities was $36.4 million for fiscal 2007 as compared to $0.5 million of cash used in financing activities for fiscal 2006. The primary reason for this fluctuation was $40.0 million in borrowings on the acquisition facility in fiscal 2007 to finance the acquisitions of the assets of CMJ in February 2007, McGurk in April 2007 and Tri-Ad in January 2008. The cash flows from the borrowings on the acquisition facility were partially offset by an increase in payments made on long-term debt obligations during fiscal 2007 compared to fiscal 2006.

Year ended December 31, 2006 compared to the period ended December 30, 2005

Cash flows from operating activities. Net cash provided by operating activities was $20.2 million for fiscal 2006 as compared to $14.5 million for the period ended December 30, 2005. The primary reasons for the increase were changes in adjusted working capital offset by a decrease in net income. Net income decreased $18.9 million for fiscal 2006 compared with the period ended December 30, 2005.

Cash flows from investing activities. Net cash used in investing activities was $11.0 million for fiscal 2006 as compared to $28.8 million for the period ended December 30, 2005. The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures and a decrease in business acquisitions, net of cash acquired. Capital expenditures decreased $5.3 million to $8.7 million in fiscal 2006 compared to $13.9 million in the period ended December 30, 2005. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. Cash used in business acquisitions, net of cash acquired, decreased $11.0 million to $4.4 million in fiscal 2006 compared to $15.4 million in the period ended December 30, 2005.

Cash flows from financing activities. Net cash used in financing activities was $0.5 million for fiscal 2006 as compared to $17.3 million of cash provided by financing activities for the period ended December 30, 2005. The primary reason for this fluctuation was a decrease in short-term borrowings of $15.9 million to $1.6 million in fiscal 2006 compared to $17.5 million in the period ended December 30, 2006. The remainder of this fluctuation is primarily due to the $1.2 million in principal payments made on the senior secured term loan in fiscal 2006 compared to no payments made in the period ended December 30, 2005.

One-day ended December 31, 2005

Cash flows from operating activities. Net cash provided by operating activities was $0.9 million for the one-day ended December 31, 2005. This cash provided by operating activities was due to a decrease in accounts receivable for the one-day ended December 31, 2005.

Cash flows from investing activities. Net cash used in investing activities was $412.5 million for the one-day ended December 31, 2005. This cash was used in the acquisition of Southern Graphic Systems and its affiliated businesses from Alcoa Inc.

Cash flows from financing activities. Net cash provided by financing activities was $414.5 million for the one-day ended December 31, 2005. This cash provided by financing activities was primarily due to the proceeds from the common stock issuance, borrowings on the senior secured credit facility, and proceeds from the issuances of senior subordinated notes used in connection with the acquisition of Southern Graphic Systems and its affiliated businesses from Alcoa Inc.

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

On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and the income tax provision. We base our estimates and assumptions on our historical experience and other relevant factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported results would differ under different assumptions or conditions. Actual results may differ from our estimates, and such differences could be material to the consolidated financial statements.

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition—We recognize revenue when title, ownership, and risk of loss pass to the customer in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Revenues are recorded net of allowances for customer rebates, customer claims and cash discounts. The Company records revenue in the period when shipped because all of the requirements of SAB No. 104 have been met and the price can be reasonably estimated based on the services performed, historical experience and customer information.

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

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on specifically identified probable credit losses and also consider historical write-off experience. In addition, we also maintain allowances for customer claims due to returned products, billing errors, disputed amounts, etc., which result in credit memos charged to net sales. Management’s estimated allowances are based on historical experience, specific notification of pending claims, and estimated lag times for processing credit memos. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

Work-in-process Inventory—Work-in-process inventories are recorded based on the estimated costs incurred for orders that have not satisfied the revenue recognition considerations in SAB No. 104. This estimate is based on an itemized listing of unbilled orders, considerations of SAB No. 104 and completion percentage for these unbilled orders, an estimated amount to be billed based on historical experience and customer information, and gross profit margin. Although we believe the current estimated amount for work-in-process inventory is reasonable, variations between the estimated amount to be billed and the actual billings to the customer, variations between the estimate completion percentage and actual completion percentage, and variations in gross profit margin could materially affect the recorded work-in-process inventory and cost of goods sold, impacting financial condition and results of operations

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets—We have goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years.

According to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually and more frequently if circumstances indicate a possible impairment. We perform the annual test for impairment during the fourth quarter. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If a reporting unit’s carrying value exceeds its fair value, and the reporting unit’s carrying value of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The evaluation of goodwill for impairment requires us to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of the reporting unit. We have one reporting unit. Although we believe the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flows could cause a future impairment of this goodwill. If this were to occur, we would be required to write down the goodwill, which could have a material negative impact on our results of operations and financial condition.

Accrued Health and Welfare Benefits—We are self-insured for health and welfare benefits. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred, but not paid as of the balance sheet date. We estimate our liability for claims incurred by applying a lag factor to our historical claims experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for health and welfare claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Income Tax Provision—Significant judgment is required in developing our income tax provision which is further complicated by the multiple taxing jurisdictions in which we operate. Results of Internal Revenue Service or other jurisdictional audits, statute closings on prior tax returns, and future tax law changes could have a material impact on our future tax liabilities and provisions, impacting financial condition and results of operations. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties in accordance with FIN 48. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

Recently Issued and Adopted Accounting Standards

See Footnote A to the Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. A 10% strengthening in the Canadian dollar against the U.S. dollar would have increased fiscal 2007 net income by $0.1 million. A 10% strengthening in the British pound against the U.S. dollar would have decreased fiscal 2007 net income by $0.1 million. A 10% strengthening in any of the other currencies utilized by our subsidiaries, the Mexican peso, the Euro, and the Hong Kong dollar against the U.S. dollar would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $161.4 million of variable rate debt outstanding at December 31, 2007. A 1% increase in the average interest rate would increase future interest expense by $0.9 million annually. To the extent we incur additional debt under our senior secured revolving credit facility, our exposure to variable rate interest rates will increase.

Item 8.	Financial Statements and Supplementary Data

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the U.S. Securities and Exchange Commission (“SEC”), and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

We, as management of the Company, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).

The Company completed its acquisition of the assets of C.M. Jackson Associates, Inc. on February 28, 2007 and of the outstanding shares of McGurk Studios Limited and Thames McGurk Limited on April 2, 2007. As permitted by the SEC, management’s assessment as of December 31, 2007 did not include the internal control of C.M. Jackson Associates, Inc.’s operations, McGurk Studios Limited and Thames McGurk Limited, which are included in the Company’s consolidated financial statements as of December 31, 2007. C.M. Jackson Associates, Inc.’s operations constituted $14,122 and $7,716 of total and net assets, respectively, as of December 31, 2007 and $7,123 and ($2,774) of revenues and net income (loss), respectively, for the year then ended. McGurk Studios Limited constituted $16,980 and $12,842 of total and net assets, respectively, as of December 31, 2007 and $8,755 and $336 of revenues and net income, respectively, for the year then ended. Thames McGurk Limited constituted $8,090 and $6,421 of total and net assets, respectively, as of December 31, 2007 and $6,928 and $482 of revenues and net income, respectively, for the year then ended.

Based on management’s assessment, which excluded an assessment of internal control of the acquired operations of C.M. Jackson Associates, Inc., McGurk Studios Limited and Thames McGurk Limited., management has concluded that the Company’s internal control was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors, our executive officers and key management employees of the Company and its subsidiaries.

Name	Age*	Position
Henry R. Baughman	60	President, Chief Executive Officer and Director
Luca C. Naccarato	47	Executive Vice President; Chief Executive Officer of Southern Graphic Systems- Canada, Co.
James M. Dahmus	51	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Michael L. Shannon	41	Senior Vice President
Marriott W. Winchester, Jr.	47	Senior Vice President
Benjamin F. Harmon, IV	55	Vice President, General Counsel and Secretary
Vic Baranowski	49	Vice President, Northeast Region
Terence E. Dunn	51	Vice President, Global Business Unit Manager
Christopher Horton	46	Vice President, Southern Region
C. Michael Jackson, Sr.	66	Chief Operating Officer, C.M. Jackson Associates, Inc. Division
William D. Klocke	61	Regional Vice President
Larry S. Nussbaum	56	Chief Executive Officer, C.M. Jackson Associates, Inc. Division
Todd C. Santo	45	Vice President of Creative Services
David J. Scheve	32	Vice President and Controller
Brian C. Sinta	40	Vice President Sales, Consumer Packaged Goods
Mark E. Spurgeon	46	President of Southern Graphic Systems- Canada, Co.
Dennis Wilcox	53	Regional Vice President
Joseph M. Silvestri	45	Director
John P. Civantos	39	Director
Thomas L. Hammond	72	Director
Richard Leong	35	Director

*	As of March 31, 2008.

Henry R. Baughman has been employed by us since 1973. He became President and a director of Southern Graphic Systems, Inc. in 1999. Prior to becoming President he held various senior executive level positions with us. Mr. Baughman is a graduate of Rochester Institute of Technology. Mr. Baughman became President and Chief Executive Officer of SGS International, Inc. and one of our directors upon completion of the Acquisition in December 2005. As our President, Mr. Baughman leads our strategic planning, acquisition process, resource units and customer value determination system.

Luca C. Naccarato has been employed by us since 1993. He became Executive Vice President of Southern Graphic Systems, Inc. in 2000 and of SGS International, Inc. upon completion of the Acquisition in December 2005. He is also the Chief Executive Officer of Southern Graphic Systems-Canada, Co./Systemes Graphiques Southern-Canada, Co. As our Executive Vice President, Mr. Naccarato is responsible for integrating our new acquisitions, managing our operations, and developing annual growth and business objectives. Prior to joining us, Mr. Naccarato worked for a mid-sized packaging graphics and gravure supplier near Toronto, Canada.

James M. Dahmus has been employed with us since April 2006. He joined the Company as Chief Financial Officer and was promoted to Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary on May 31, 2007. He served as the senior vice president and chief financial officer of Sunny Delight Beverages Co., an international consumer products company from 2004 until April 2006. From 2003 until 2004, he was the CFO for ADVO®, the largest direct marketing company in the world with $1.2 billion in revenue. Prior to that, he served in a variety of business leadership roles at Convergys and Cincinnati Bell beginning in 1995, including President of Asia/Pacific, CFO of the Software Division, and Corporate Controller. Prior to that, he served for 15 years at Procter & Gamble, with 13 of those years in finance and two as a brand manager of Pringles®. He received his MBA from Northwestern University, and his BA from Penn State University.

Michael L. Shannon has been employed with us since 2000. He has been a Senior Vice President of Southern Graphic Systems, Inc. since 2002 and of SGS International, Inc. since completion of the Acquisition in December 2005. He is also our Senior Vice President of Global Operations and a director of MCG, McGurk and SGS Packaging Europe Holdings Limited. He is currently responsible for leading and executing our global strategy. Mr. Shannon has 20 years of experience in the graphic arts industry with responsibilities in Operations, Sales & Marketing, Information Technology, and Mergers/Acquisitions. Prior to joining SGS, he spent 12 years at Schawk.

Marriott W. Winchester, Jr. has been employed with us since November 2006 as Assistant to the President. He initially served as Senior Vice President of Sales and Marketing with responsibility for the Company’s sales and marketing activities in the US, Asia and Latin America markets. His title was changed to Senior Vice President on March 18, 2008 with the addition of senior responsibilities for our Florence, KY, Philadelphia, PA, Ramsey NJ and Mexico City production facilities. Mr. Winchester has 27 years of experience in the graphic arts industry with 17 years of senior leadership experience. Mr. Winchester was previously employed with Vertis, Inc., a provider of targeted advertising, media and marketing services, from March 2005 to October 2006. At Vertis, he served as Vice President Premedia Operations and most recently as Senior Vice President & General Manager for the Premedia business unit. Mr. Winchester previously was employed by Net Results, Inc., a computer integration and consulting company, from 2001 to 2005 as Vice President, Director of Operations. Mr. Winchester holds a BS in business management from the University of Maryland.

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

Christopher Horton has been employed by us since 2001 as Vice President of the Southern Region. He founded Advance Printing Products in 1988, which grew profitably to an $8 million business with three locations before being acquired by us in March 2001. Mr. Horton currently manages five of our operations. Additionally, he has assumed national market sector responsibility for the corrugated box market. He has 18 years of experience in the graphic arts industry. He earned a BS in accounting from Clemson University.

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

David J. Scheve has been employed with the company since August 2007 as Vice President and Controller. His responsibilities include the corporate accounting processes, internal audit, and financial reporting activities. Mr. Scheve has brought significant finance and audit experience to his role, most recently serving as Composites Mergers and Acquisition Leader at Owens Corning Corporation, a manufacturer of building materials products, from February 2006 to July 2007. Mr. Scheve served as Leader of External Financial Reporting for Owens Corning Corporation from April 2004 to February 2006, and before that was Assistant Controller, Consolidated Accounting Center, for the Kroger Co., a grocery retailer, from 2001 to April 2004. Mr. Scheve is a summa cum laude graduate of the University of Kentucky and has also earned an MBA degree from the University of Chicago.

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

Mark E. Spurgeon has been employed with us since January 2008 following our acquisition of Tri-Ad Graphic Communications, Ltd. Mr. Spurgeon is President of Southern Graphic Systems-Canada, Co. /Systemes Graphiques Southern-Canada, Co. Mr. Spurgeon joined Tri-Ad Graphic Communications, Ltd., a Canadian provider of packaging and retail graphics services, as Vice President, Sales and Marketing in March 2002 and became that company’s President in December 2005.

Dennis Wilcox has been employed by us since 1978. He became a Regional Vice President, with responsibility for four locations in the southeast, in 2001. Mr. Wilcox has held numerous positions in the gravure engraving industry since he started in the industry in 1971.

Joseph M. Silvestri has been since July 2006 a Managing Partner at Court Square Capital Partners, LP, a private equity firm, and became one of our directors in connection with our formation in November 2005. Mr. Silvestri previously was a Managing Partner of Citigroup Venture Capital (“CVC”), also a private equity firm, having joined CVC in 1990. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of MacDermid, Incorporated, Auto Europe Group and Newmarket, Inc.

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

CODE OF ETHICS

SGS International, Inc. has implemented a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions (“covered employees”). The Code of Ethics may be found on our website at http://www.sgsintl.com. We intend to disclose any amendments to, or waivers of the Code of Ethics on behalf of our covered employees by posting such information on our website.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The Compensation Committee has responsibility for establishing and monitoring our compensation philosophy. Executive officers shown in the Summary Compensation Table (each, an “Executive”) are compensated through a combination of base salary, bonus plan awards, equity-based awards and various other benefits that are designed to be competitive with the overall compensation paid to executives in comparable companies and to align the Executive’s interests with the long term interests of the Company’s shareholders. Base salaries and annual bonus awards are designed to reward performance. Our Compensation Committee annually reviews the base salaries and the performance targets for Executive bonus compensation. Executive bonus compensation is designed to be earned based on the achievement of Company-wide performance objectives and goals, personal performance and the Executive’s demonstrated adherence to Company values.

Targeted Overall Compensation

Messrs. Baughman, Naccarato, and Dahmus have employment agreements with the Company that set forth their compensation and terms and conditions of employment. Their compensation levels were initially set by the Company at prevailing levels for comparable positions in similarly sized companies in our industry. The Compensation Committee reviews their compensation annually. Because Messrs. Shannon and Winchester are not parties to an employment agreement, their base salary and bonus opportunity may be modified by the Compensation Committee, as it deems appropriate, from time to time.

Compensation Setting Process

The Compensation Committee reviews and approves compensation and awards for the Company’s officers at the level of Senior Vice President and above and provides oversight of management’s decisions concerning the compensation of other Company officers. Base salary is designed to be competitive by position in the marketplace, and is set at levels sufficient to attract and retain top management talent. Those salaries are reviewed periodically and compensation decisions are based on paying our executives a competitive compensation package as well as rewarding them annually based on their performance. The Compensation Committee determines whether executives are being offered competitive compensation packages by analyzing the compensation packages received by executive officers in similar sized companies in similar industries. Comparison components include base salary, group benefits and annual bonus awards.

Base Salary

Base salary compensates each Executive for the primary responsibilities of his position. Base salaries payable to each executive with an employment agreement may be increased but may not be decreased.

Base salaries as of December 31, 2007, for Messrs. Baughman, Dahmus, Naccarato, Winchester and Shannon were $336,000; $231,000; $288,750; $225,000; and $222,907 respectively.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2007 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for one-time restructuring costs (“Adjusted EBITDA”) and Free Cash Flow as financial performance metrics for all Executives. In addition, Global Organic Growth was established as an additional performance metric for Mr. Winchester. EBITDA performance measures our operational cash flow generated. The Compensation Committee believes that EBITDA is an appropriate performance measure for the Company because it allows us to compare our performance against companies within and across industries. This measure is also of interest to our Company’s shareholders and securityholders, since EBITDA is essentially the income that a company has free for interest payments and principal repayment. The Compensation Committee believes that Free Cash Flow is a meaningful performance measure because it closely measures our progress toward achieving our Company objective of reducing debt -related service costs and improving Company net worth. Global Organic Growth measures the Company’s success in its business growing organically on a global basis. We believe that Global Organic Growth is an appropriate metric for Mr. Winchester because of his overall responsibilities for Sales and Marketing.

The 2007 Adjusted EBITDA target was established at $69.275 million, the Free Cash Flow target was established at $17.4 million, and the Global Organic Growth Target was established at $4 million. The performance metrics were weighted as described below. Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2007 plan year, with respect to Messrs. Baughman, Naccarato, Dahmus and Shannon, Adjusted EBITDA was weighted at 80% and Free Cash Flow generated was weighted at 20% of their total management incentive bonus. With respect to Mr. Winchester, Adjusted EBITDA was weighted at 50%, Free Cash Flow generated was weighted at 30% and Global Organic Growth was weighted at 20% of his 2007 total management incentive bonus. The Company’s performance during 2007 resulted in a 77.5% payout based on Adjusted EBITDA, a 120% payout on Free Cash Flow, and 0% payout on Global Organic Growth. Although the Company exceeded its Free Cash Flow target, because it fell just short of the Adjusted EBITDA target and did not achieve its Global Organic Growth target, none of the Executives received their target bonus for 2007. Adjusted EBITDA and Free Cash Flow are non-GAAP measures. A reconciliation of Adjusted EBITDA to our financial statements can be found in the footnotes following our Summary Compensation Table below. The Free Cash Flow calculation begins with the Adjusted EBITDA amount and adjusts for certain interest and taxes, capital spending, changes in working capital, and other items allowed by the Compensation Committee. Due to the detailed nature of this calculation, a reconciliation of this non-GAAP measure to the financial statements provided within is not practicable.

Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary, while their threshold and maximum bonus opportunities were set at 1% and 100% of their base salaries, respectively. Mr. Winchester’s target bonus amount was set at 40% of his base salary, while his threshold and maximum bonus opportunities were set at 50% and 120% of his target bonus opportunity, respectively. Mr. Shannon’s target bonus amount was set at 35% of his base salary, while his threshold and maximum bonus opportunities were set at 50% and 120% of his target bonus opportunity, respectively. The bonuses for Messrs. Baughman, Naccarato and Dahmus are calculated according to a special performance grid which reflects their status as the Company’s three highest ranking officers. This resulted in each such Executive receiving 99.6% of his target bonus. The bonuses for Messrs. Winchester and Shannon are calculated using the same bonus calculation table that is used for the Company’s other officers which resulted in them receiving 74.75% and 86.5% of their target bonus, respectively. The resulting bonus payment amounts are shown in the Summary Compensation Table, below, in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Ownership

Our compensation philosophy includes adding an equity based element to our compensation package for senior management. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance and enhance the long term interests of the Company’s stockholders. Each Executive was given the opportunity to, and did, purchase common and preferred stock of Southern Graphics Inc. in 2006. See the discussion under “Equity Investment” in Item 13. Also in 2006, Mr. Dahmus was granted options to purchase shares of Southern Graphics Inc. No equity-based awards were granted in 2007. However, the Company may, in its discretion, grant options under the Stock Incentive Plan to senior management, including Executives, in the future.

Severance Benefits

The Company may terminate an Executive’s employment without cause at any time. For those who have employment agreements, severance benefits are outlined in the employment agreements. Severance benefits for Executives not having an employment agreement would be determined by reference to the Company’s severance guidelines. The purpose of the severance benefits is to assist the Executive with his transition into new employment, recognizing that it may take time for that person to find comparable employment elsewhere. Each Executive’s potential severance is described below under the heading “Potential Payments upon Termination or Change in Control.”

Other Benefits

Reflecting the Company’s culture of respect and value for all employees, the Company offers salaried employees, including Executives, a group benefits package that is competitive in our industry. Executives may participate in a group retirement savings plan, various group health and welfare benefit plans and a deferred compensation plan.

The Retirement Savings Plan is available to all employees including Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis, not to exceed an annual dollar IRS limitation, which was $15,500 in 2007. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Joseph M. Silvestri

John P. Civantos

Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for our fiscal year ended 2007. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry R. Baughman President and Chief Executive Officer	2007	$332,000	None	None	None	$167,348	None	$42,370	$541,718
	2006	$316,727	None	None	None	$163,960	None	$28,030	$508,717

James M. Dahmus Senior Vice President and Chief Financial Officer (1)	2007	$228,250	None	None	None	$115,052	None	$30,404	$373,706
	2006	$160,417	None	None	$111	$112,723	None	$15,350	$288,601

Luca C. Naccarato Executive Vice President	2007	$285,312	None	None	None	$143,814	None	$32,718	$461,844
	2006	$272,944	None	None	None	$140,903	None	$19,950	$433,797

Michael L. Shannon Senior Vice President Global Operations(3)	2007	$221,283	None	None	None	$67,095	None	$25,277	$313,655
	2006	$216,414	None	None	None	$67,201	None	$15,492	$299,107

Marriot W. Winchester, Jr. Senior Vice President (2,3)	2007	$225,000	None	None	None	$67,275	None	$15,375	$307,650
	2006	$43,466	$45,674	None	None	None	None	$2,000	$91,140

(1)	James Dahmus commenced employment on April 10, 2006.
(2)	Marriott Winchester commenced employment October 23, 2006.
(3)	Michael Shannon and Marriot W. Winchester, Jr. are not employed under an employment agreement.
(4)	2007 and 2006 Non-Equity Incentive Plan Compensation based on the actual 2007 and 2006 Adjusted EBITDA performance of $66.6 million and $61.8 million, respectively, 2007 and 2006 Free Cash Flow at 120% of target for both years, and 2007 Global Organic Growth at 0% of target. EBITDA, a measure used by management to measure operating performance, is defined as net income before interest, taxes, depreciation and amortization. We also exclude the impact of other expense, net, and discontinued operations, net, from the calculation of EBITDA to be consistent with the determination of EBITDA under our senior secured credit facility. Other expense, net, primarily consists of the gain (loss) on foreign exchange and interest income. Adjusted EBITDA is comprised of EBITDA plus allowed adjustments, which are expenses added back to EBITDA with the approval of the Compensation Committee of our Board of Directors, as administrator of the Management Incentive Bonus Plan. The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007 (in millions)	Year Ended December 31, 2006 (in millions)
Net income (loss)	$(2.1)	$0.9
Depreciation and amortization	23.7	20.1
Interest expense	36.9	35.0
Other expense, net	0.5	0.2
Provision (benefit) for income taxes	(1.2)	1.3
Discontinued operations, net	(0.7)	0.4

EBITDA	57.1	57.9

Allowed adjustments	9.5	3.9

Adjusted EBITDA	$66.6	$61.8

ALL OTHER COMPENSATION

Name and Principal Position	Year	Company Contributions to Retirement Savings Plan ($) (1)	Contributions to Non-Qualified Def. Comp ($) (2)	Other ($) (3)	Total ($)
(a)	(b)	(c)	(e)	(g)	(j)
Henry R. Baughman President and Chief Executive Officer	2007	$5,813	$14,495	$22,062	$42,370
	2006	$1,679	$8,302	$18,049	$28,030

James M. Dahmus Senior Vice President and Chief Financial Officer	2007	$13,962	None	$16,442	$30,404
	2006	$6,600	None	$8,750	$15,350

Luca C. Naccarato	2007	$5,437	$11,681	$15,600	$32,718
Executive Vice President	2006	$5,552	$2,698	$11,700	$19,950

Michael L. Shannon	2007	$13,277	None	$12,000	$25,277
Senior Vice President Global Operations	2006	$6,492	None	$9,000	$15,492

Marriott W. Winchester, Jr. Senior Vice President	2007	$3,375	None	$12,000	$15,375
	2006	None	None	$2,000	$2,000

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance and unused paid vacation.

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements is initially three years for Mr. Baughman and four years for Mr. Naccarato and will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Each of these agreements was amended on January 25, 2006, to increase Mr. Baughman’s base salary from $241,440 to $320,000 and Mr. Naccarato’s base salary from $225,649 to $275,000. The remaining terms of such agreements were not changed by such amendments. Effective April 1, 2007, Mr. Baughman’s salary was increased to $336,000 and Mr. Naccarato’s salary was increased to $288,750.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement is initially three years and will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Mr. Dahmus’ base salary was $220,000 from April 10, 2006 to April 1, 2007, at which time his salary increased to $231,000.

The Company has not entered into any employment agreements with Messrs. Shannon and Winchester.

Each executive is entitled to receive the base salary set forth in such executive’s employment agreement, which will be reviewed annually throughout the term. In addition to base salary, the executives are entitled to participate in our employee benefit plans for senior management. The executives are also eligible to participate in our senior management bonus plans with annual incentive targets of up to 50% of base salary.

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

If an executive’s employment is terminated for any reason, the executive shall be entitled to receive the employee benefits to which he is entitled pursuant to the terms of the relevant employee benefit plans in which the executive participates. If an executive’s employment is terminated because of disability, the executive shall receive his normal compensation for the period of disability prior to termination of employment, and then will be entitled to receive a pro rata portion of his bonus payments from the senior management bonus plan. If an executive is terminated, other than for cause or by death or disability, or if an executive terminates employment for good reason, he shall be entitled to (i) receive 50% of his base salary for a twenty-four month period thereafter for Messrs. Baughman and Naccarato and for the 12 month period thereafter for Mr. Dahmus; (ii) receive a pro rata share of the estimated bonus for the year in which the termination occurs; and (iii) continued participation in the employee welfare benefit plans for the executive and his dependents (other than disability and life insurance) for twenty-four months for Messrs. Baughman and Naccarato and twelve months for Mr. Dahmus.

If an executive is terminated for cause, dies or becomes disabled or voluntarily terminates employment other than for good reason, he shall be entitled to payment only of earned and unpaid base salary to the date of termination and, in the case of death, payment of earned and unpaid incentive payments.

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

Equity Awards

Below is a summary of the future payouts under non-equity incentive plan awards and all other option awards:

GRANTS OF PLAN-BASED AWARDS

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1,2]			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Henry R. Baughman President and Chief Executive Officer	N/A	$3,360	$168,000	$336,000	None	None	None	None	None	None	None

James M. Dahmus Senior Vice President and Chief Financial Officer	N/A	$2,310	$115,500	$231,000	None	None	None	None	None	None	None

Luca C. Naccarato Executive Vice President	N/A	$2,888	$144,375	$288,750	None	None	None	None	None	None	None

Michael L. Shannon Senior Vice President Global Operations	N/A	$39,009	$78,017	$93,620	None	None	None	None	None	None	None

Marriott W. Winchester, Jr. Senior Vice President	N/A	$45,000	$90,000	$108,000	None	None	None	None	None	None	None

(1)	The Estimated Future Payouts Under Non-Equity Incentive Plan Awards are determined using the Management Incentive Plan previously discussed.
(2)	Please see the description in the Compensation Discussion and Analysis above, under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s threshold, target and maximum bonus opportunity.

(3)	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry R. Baughman President and Chief Executive Officer	None	None	None	None	None	None	None	None	None

James M. Dahmus (1) Senior Vice President and Chief Financial Officer	600	900	None	151	7-25-2016	None	None	None	None

Luca C. Naccarato Executive Vice President	None	None	None	None	None	None	None	None	None

Michael L. Shannon Senior Vice President Global Operations	None	None	None	None	None	None	None	None	None

Marriott W. Winchester, Jr. Senior Vice President	None	None	None	None	None	None	None	None	None

(1)	On July 25, 2006, the Board of Directors of Southern Graphics Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board approved the grant under the Stock Incentive Plan to James M. Dahmus of options to acquire an aggregate of 1,500 shares of Southern Graphics Inc. Class A common stock, par value $.01 per share. The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that declines (but not below fair market value of the underlying shares on the grant date) through the fifth anniversary of the grant date. The options will become exercisable at the rate of 20% per year, beginning on December 31, 2006 and ending on December 31, 2010. All outstanding options will vest immediately upon a change in control.

Nonqualified Deferred Compensation

Below is the summary of nonqualified deferred compensation. Executives are eligible to participate in the Deferred Compensation Plan. The plan is unfunded and benefits under the plan are paid from the general assets of the Company. Executives whose salary deferrals to the Company’s qualified plans are limited by Internal Revenue Code limitations may elect to reduce their salary and credit to the plan the excess, if any, of (i) the amount of salary deferrals that would have been credited pursuant to the Retirement Savings Plan on their behalf for the plan year had the statutory limitations not been applicable over (ii) the amount of salary deferrals actually credited for the year by the participant to the Retirement Savings Plan. Salary reduction credits under the plan are in the same percentage as most recently elected under the Retirement Savings Plan. For each payroll period for which the Company credits salary to the plan on behalf of the participant, matching credits are also credited to the plan on behalf of the participant. The matching credits for each payroll period are equal to an amount not greater than 100 percent of that portion of the salary reduction credits that do not exceed 6% of the participant’s salary for the payroll period. Effective June 1, 2008, eligible plan participants, including Executives, may defer all or a portion of their awards under the Management Incentive Bonus Plan into the Deferred Compensation Plan, in 10% increments. There are no employer matching contributions on management incentive compensation awards deferred into the plan. The balance of a plan participant’s benefit under the plan will be distributed upon the plan participant’s termination of employment or death (to the plan participant’s beneficiary) in a lump sum, unless the participant elects to have the benefit paid in annual installments over a period of not more than ten years.

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Henry R. Baughman President and Chief Executive Officer	$38,654	$14,495	$(1,797)	None	$82,086

James M. Dahmus Senior Vice President and Chief Financial Officer	None	None	None	None	None

Luca C. Naccarato Executive Vice President	$30,150	$11,681	$(1,346)	None	$47,704

Michael L. Shannon Senior Vice President Global Operations	None	None	None	None	None

Marriott W. Winchester, Jr. Senior Vice President	None	None	None	None	None

(1)	Registrant Contributions (column c) are reported as Contributions to Non-Qualified Deferred Compensation in the All Other Compensation Table.

Potential Payments upon Termination or Change in Control

Below is the summary of the estimated termination benefits that would be paid to each current executive as of December 31, 2007 in the various circumstances listed.

TERMINATION BENEFITS

Name and Principal Position	Termination With Cause	Termination Without Cause		Death or Disability		Change In Control
(a)	(b)	(c)		(d)		(e)
Henry R. Baughman President and Chief Executive Officer Cash Payments Health and welfare benefits Total		$ $ $	672,000 29,304 701,304	$ $	168,000 — 168,000

James M. Dahmus Senior Vice President and Chief Financial Officer Cash Payments Health and welfare benefits Total		$ $ $	231,000 14,652 245,652	$ $	115,500 — 115,500

Luca C. Naccarato Executive Vice President Cash Payments Health and welfare benefits Total		$ $ $	577,500 29,304 606,804	$ $	144,375 — 144,375

Michael L. Shannon Senior Vice President Global Operations Cash Payments Health and welfare benefits Total		$ $ $	111,454 7,325 118,779		— — —

Marriott W Winchester, Jr Senior Vice President Cash Payments Health and welfare benefits Total		$ $ $	120,939 7,325 128,264		— — —

(1)	Henry Baughman would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Baughman would be entitled only to his target management incentive bonus.
(2)	James Dahmus would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twelve (12) months if terminated without cause. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Dahmus would be entitled only to his target management incentive bonus.
(3)	Luca Naccarato would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Naccarato would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Naccarato would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Naccarato would be entitled only to his target management incentive bonus.
(4)	Michael Shannon and Marriott W Winchester Jr. would be paid a severance, pursuant to Company severance guidelines, in the amount equal to one hundred percent (100%) of their base salary for a period of six (6) months if terminated without cause. Additionally, Mr. Shannon and Mr. Winchester would be entitled to continued participation in the welfare benefit plans for a period of six (6) months.

Compensation of Directors

Below is the summary of Director compensation. Directors (other than management directors) are paid $15,000 per year for serving on the Registrant’s board and are reimbursed for out-of-pocket expenses incurred in connection with attending the Registrant’s board of director meetings.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph M. Silvestri	None	None	None	None	None	None	None
John P. Civantos	None	None	None	None	None	None	None
Thomas L. Hammond	$15,000	None	None	None	None	None	$15,000
Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Joseph Silvestri and John Civantos waived their Directors fees for 2007. Mr. Silvestri is a Managing Partner, and Mr. Civantos a Partner, of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement.

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

All of the Registrant’s outstanding capital stock is held by Southern Graphics Inc. (“SGS Holdco”). The following table sets forth certain information regarding the beneficial ownership of SGS Holdco by (i) each person or entity known to us to own more than 5% of any class of the outstanding securities of SGS Holdco, (ii) each member of the Registrant’s board of directors and each of our named executive officers and (iii) all members of the Registrant’s board of directors and executive officers as a group. The outstanding securities of SGS Holdco consist of approximately 996,674 shares of common stock and 969,719 shares of preferred stock. To our knowledge, each of such stockholders has sole voting and investment power as to the stock shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number and Percent of Shares of Southern Graphics Inc.[1]
	Common Stock		Preferred Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.[2] 399 Park Avenue New York, NY 10043	731,462	73.39%	788,354	81.30%
Lyon Southern	127,358	12.78%	137,264	14.16%
Named Executive Officers and Directors:
Henry R. Baughman	22,712	2.28%	229.02%
James M. Dahmus[3]	14,161	1.42%	1,144.12%
Luca C. Naccarato	22,712	2.28%	229.02%
Michael L. Shannon	5,425.54%		458.05%
Marriott W. Winchester, Jr.	5,425.54%		458.05%
Joseph M. Silvestri[2,4,5]	733,160	73.56%	790,184	81.49%
John P. Civantos[2,4]	731,760	73.42%	788,674	81.33%
Thomas L. Hammond	1,698.17%		1,830.19%
Richard Leong	—	—	—	—

All executive officers and directors as a group (10 persons)[2,4,5,6]	808,303	81.10%	795,081	81.99%

1	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
2	Includes shares of Common Stock (717,467.988) and Preferred Stock (773,271.028) held by Citigroup Venture Capital Equity Partners, L.P., shares of Common Stock (7,400.479) and Preferred Stock (7,976.069) held by CVC/SSB Employee Fund, L.P. and shares of Common Stock (6,593.814) and Preferred Stock (7,106.676) held by CVC Executive Fund LLC.
3	Includes options to acquire 600 shares of Common Stock under the Southern Graphics Inc. Stock Incentive Plan.
4

Court Square Advisor LLC, an independent company formed by the former managers of CVC, manages and has voting power with respect to the shares owned by Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., and CVC Executive Fund LLC. Messrs. Silvestri and Civantos are the Managing Partner and Partner, respectively, of Court Square Advisor LLC, which manages CVC’s investment in Southern Graphics Inc., and disclaim beneficial ownership of the shares held by CVC, CVC/SSB Employee Fund, L.P. and CVC Executive Fund LLC. The address of Mr. Silvestri and Mr. Civantos is c/o Court Square Capital Partners, L.P., Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055.

5	Includes shares of Common Stock held by the Silvestri 2002 Trust. Mr. Silvestri disclaims beneficial ownership of the shares held by the Silvestri 2002 Trust.
6	Includes shares purchased by Messrs. Baughman, Dahmus, Naccarato, Shannon and Winchester, as well as certain other members of management after December 30, 2005. See “Certain relationships and related party transactions.”

Item 13.	Certain Relationships and Related Transactions

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

Pursuant to the Stockholders’ Agreement and a related subscription agreement, CVC and certain employees of CVC purchased 1,000,000 shares of common stock of SGS Holdco for $10.0 million and 970,000 shares of perpetual preferred stock of SGS Holdco for $97.0 million. Since the closing of the Acquisition and through the end of December 2006, Messrs. Baughman, Dahmus, Naccarato, Shannon, Winchester, and Harmon along with other management investors purchased approximately 105,094.32 shares of common stock and 5,493.572 shares of perpetual preferred stock of SGS Holdco, in the aggregate, at the same purchase price per share as CVC. The proceeds from the sale of shares to management investors were used to repurchase an equivalent number of shares of SGS Holdco from CVC. In transactions in 2007 and January of 2008, SGS Holdco repurchased an aggregate of 10,849.06 shares of its common stock and 915.095 shares of its perpetual preferred stock from three management investors in connection with their termination of employment with the Company at an aggregate price of $232,220, and sold 7,522.934 of such common shares and 634.544 of such perpetual preferred shares to three new management investors for an aggregate price of $200,550. The common stock of SGS Holdco purchased by the management investors will vest in five equal annual installments or, in the case of Mr. Baughman, if he retires after three years, he will be fully vested upon retirement. All vesting of such common stock is subject to the employee’s continuous employment with us and the terms and conditions of the Stockholders’ Agreement, including SGS Holdco’s repurchase rights upon termination of employment. In addition, Mr. Hammond made an investment of $200,000 in SGS Holdco. Mr. Hammond purchased approximately 1,700 shares of common stock and 1,830 shares of perpetual preferred stock of SGS Holdco at the same price per share and in the same ratio as CVC. The purchase price for such shares consisted of $150,000 in cash and the waiver of a $50,000 consulting fee owed to Mr. Hammond from the Registrant. The proceeds were used to repurchase from CVC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. In other transactions, Lyon Southern, Inc. (“Lyon”), an affiliate of Richard Leong, purchased approximately 127,000 shares of common stock and 137,000 shares of perpetual preferred stock of SGS Holdco, and other third party investors purchased approximately 8,500 shares of common stock and 9,150 shares of perpetual preferred stock of SGS Holdco, in each case at the same price per share and in the same ratio as CVC, with the proceeds being used to repurchase from CVC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. SGS Holdco has the right to redeem the shares of perpetual preferred stock at any time at a price equal to $100 per share plus dividends accrued to the date of redemption. The following chart sets forth a summary of such stock sales:

Name	Class A Common	Series A Preferred	Purchase Price
Management Investors	101,768.19	5,213.021	$1,568,630
Thomas Hammond	1,698.113	1,830.189	$200,000
Lyon Southern	127,358.491	137,264.151	$15,000,000
Others	8,490.970	9,150.940	$1,000,000

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

On February 20, 2007, we entered into an Undertaking Agreement (the “Undertaking Agreement”) with Marriott W. Winchester, Jr., a Senior Vice President of the Company. Pursuant to the Undertaking Agreement we agreed to advance to Mr. Winchester such legal fees and expenses as were actually and reasonably incurred by him in connection with his defense of a claim brought by Vertis, Inc. in which Vertis, Inc. alleged that Mr. Winchester breached a Business Responsibility Agreement between Mr. Winchester and Vertis, Inc. during his employment with us. Mr. Winchester agreed to repay the amount of any advance made by us if our Board of Directors determined that Mr. Winchester is not entitled to indemnification or if it was determined under our bylaws or the laws of the State of Delaware that Mr. Winchester is not entitled to indemnification. We amended the Undertaking Agreement on January 2, 2008 to increase to $150,000 the aggregate amount of legal fees and expenses that we could advance to Mr. Winchester. Our Board of Directors approved the Undertaking Agreement and the subsequent amendment to it. A total of $150,000 was advanced to Mr. Winchester under the Undertaking Agreement, as amended. Vertis, Inc.’s claim against Mr. Winchester has been settled.

On March 18, 2008, our Board of Directors authorized the Company to purchase prepress graphics services from (and enter into related transactions with) Flexo Manufacturing Corporation in an aggregate amount not to exceed $250,000 in 2008. Richard Leong is Managing Director of Flexo Manufacturing Corporation. Mr. Leong is one of our directors and Chief Investment Advisor to Lyon Capital Partners, an affiliate of our shareholder Lyon Southern, Inc.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rule 4200(a)(15)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

On July 16, 2007, the Company dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm.

Effective as of July 27, 2007, the Audit Committee of the Board of Directors of the Company engaged BDO Seidman, LLP to serve as the independent registered public accounting firm to audit its consolidated financial statements for the fiscal year ending December 31, 2007.

Aggregate fees billed to the Company for the fiscal year ending December 31, 2007 by the Company’s principal accounting firm, BDO Seidman, LLP were as follows:

2007
Audit fees	$544,915
Audit-related fees	23,337
Tax fees	—

Total	$568,252

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The audit-related fees relate to professional services in connection with potential and other business combinations. During 2006, the Company’s Audit Committee implemented audit and non-audit pre-approval policies and procedures. The Audit Committee now pre-approves both the type of services to be provided by the Company’s principal accounting firm and the estimated fees related to these services. The services provided by BDO Seidman, LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated / combined financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

Page
Reports of Independent Registered Public Accounting Firms	56

Consolidated Balance Sheets — December 31, 2007 and December 31, 2006	58

Consolidated / Combined Statements of Operations — Year Ended December 31. 2007, Year Ended December 31, 2006, One-Day Ended December 31, 2005, and Period Ended December 30, 2005	59

Consolidated / Combined Statements of Comprehensive Income and Stockholder’s Equity and Enterprise Capital — Year Ended December 31, 2007, Year Ended December 31, 2006, One-Day Ended December 31, 2005, and Period Ended December 30, 2005,	60

Consolidated / Combined Statements of Cash Flows — Year Ended December 31, 2007, Year Ended December 31, 2006, One-Day Ended December 31, 2005, and Period Ended December 30, 2005	61

Notes to Consolidated / Combined Financial Statements

Financial Statement Schedule:

II — Valuation and Qualifying Accounts	88

Schedules other than those mentioned above have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent (incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825)

9.	VOTING TRUST AGREEMENTS

9.1	Stockholder Agreement, dated as of December 30, 2005, among Southern Graphics Inc. (the Registrant’s parent) and the parties referred to therein, incorporated by reference to exhibit 9.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Acquisition Agreement dated as of November 11, 2005, by and among the Registrant, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.2	First Amendment to the Acquisition Agreement dated as of December 30, 2005, by and among the Registrant, Project Dove Holdco, Inc., Southern Graphics Systems-Canada, Co. SGS-UK Holdings Limited, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.3	Indenture. See Exhibit 4.3.

10.4	Supplemental Indenture. See Exhibit 4.6.

10.5	Registration Rights Agreement. See Exhibit 4.7.

10.6	Credit Agreement. See Exhibit 4.8.

10.7	First Amendment to Credit Agreement. See Exhibit 4.9.

10.8	Security Agreement. See Exhibit 4.10.

10.9	Canadian Security Agreement. See Exhibit 4.11.

10.10	Debenture. See Exhibit 4.12.

10.11*	Employment Agreement, dated December 30, 2005, between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.12 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.12*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.13 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.13*	Supplemental Pension Agreement, dated as of April 6, 1999 between Southern Graphic Systems, Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.14 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.14*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.5 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.15*	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.7 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.16*	Employment Agreement, dated December 30, 2005, between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.15 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.17*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.16 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.18*	Agreement, dated as of June 23, 2003, regarding reimbursement of educational expenses between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.17 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.19*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated January 27, 2006, between the Registrant and Benjamin F. Harmon, IV, incorporated by reference to exhibit 10.22 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.23	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.24*	Stockholder Agreement. See Exhibit 9.1.

10.25*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.27*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.28*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.29*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.30*	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.31*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, filed February 26, 2007, File No. 333-133825

10.32*	Amendment No. 1 dated as of January 2, 2008 to the Undertaking Agreement dated February 20, 2007 between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.33	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 13, 2007, File No. 333-133825

10.34	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.35	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.36	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.37*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan

21	SUBSIDIARIES

21.1	Subsidiaries of the Registrant

24.	POWERS OF ATTORNEY

24.1	Powers of Attorney

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2008	SGS INTERNATIONAL, INC.

	By:	/s/ HENRY R. BAUGHMAN
	Name:	Henry R. Baughman
	Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ HENRY R. BAUGHMAN	President, Chief Executive Officer and Director	March 19, 2008
	Henry R. Baughman	(Principal Executive Officer)

	/s/ James M. Dahmus	Senior Vice President and Chief Financial Officer	March 19, 2008
	James M. Dahmus	(Principal Financial and Accounting Officer)

	*	Director	March 19, 2008
Joseph M. Silvestri

	*	Director	March 19, 2008
John P. Civantos

	*	Director	March 19, 2008
Thomas L. Hammond

	*	Director	March 19, 2008
Richard Leong

*By:	/s/ BENJAMIN F. HARMON, IV		March 19, 2008
Benjamin F. Harmon, IV
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of

SGS International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income and stockholder’s equity and cash flows present fairly, in all material respects, the financial position of SGS International, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 and the one-day ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 11, 2007
Except for Note T, for which the date is March 19, 2008
Louisville, Kentucky

Report of Independent Registered Public Accounting Firm

To the Shareholder of

Southern Graphic Systems:

In our opinion, the accompanying combined statement of operations, comprehensive income and enterprise capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Southern Graphic Systems for the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 28, 2006
Except for Note S, for which the date is May 1, 2006, and the Discontinued Operations as discussed in Note T, for which the date is March 19, 2008
Pittsburgh, Pennsylvania

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

SGS International, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of SGS International, Inc. as of December 31, 2007 and the related consolidated statements of operations, comprehensive income and stockholder’s equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2007 financial statement schedule listed in the index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGS International, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 18, 2008

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2007 and December 31, 2006

(in thousands of dollars, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,467	$12,658
Receivables from customers, less allowances of $830 and $1,422 at December 31, 2007 and December 31, 2006, respectively	61,142	57,417
Inventories	7,718	5,733
Deferred income taxes	575	1,676
Prepaid expenses and other current assets	11,039	8,053

Total current assets	114,941	85,537
Properties, plants and equipment, net	53,368	52,413
Goodwill	175,933	157,778
Other intangible assets, net	176,233	163,113
Deferred financing costs, net	8,848	10,177
Other assets	883	509

TOTAL ASSETS	$530,206	$469,527

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$22,346	$15,719
Accrued compensation	7,928	6,122
Accrued taxes, including taxes on income	2,397	1,248
Accrued interest	1,048	1,091
Other current liabilities	7,101	7,046
Current portion of short-term and long-term obligations	2,226	3,605

Total current liabilities	43,046	34,831
Long-term obligations, net of current portion	360,859	318,384
Non-current liabilities	1,398	517
Deferred income taxes	5,693	5,524

Total liabilities	410,996	359,256

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income—unrealized translation adjustments, net of tax	13,509	2,431
Retained earnings (accumulated deficit)	(1,299)	840

Total stockholder’s equity	119,210	110,271

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$530,206	$469,527

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Operations

Year Ended December 31, 2007, Year Ended December 31, 2006,

One-Day Ended December 31, 2005, and Period Ended December 30, 2005

(in thousands of dollars)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
NET SALES:
Net sales	$308,809	$276,276	$—	$254,930
Net sales to related parties	—	—	—	5,398

	308,809	276,276	—	260,328

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	205,132	180,512	—	170,926
Selling, general, and administrative expenses	46,555	37,913	—	32,632
Depreciation and amortization	23,689	20,061	42	16,415

INCOME FROM (LOSS ON) OPERATIONS	33,433	37,790	(42)	40,355

NON-OPERATING EXPENSES:
Related party interest expense	—	—	—	6,431
Interest expense	36,929	35,012	97	10
Other expense, net	497	225	—	1,457

INCOME FROM (LOSS ON) CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,993)	2,553	(139)	32,457
PROVISION (BENEFIT) FOR INCOME TAXES	(1,182)	1,345	(54)	12,690

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	(2,811)	1,208	(85)	19,767

INCOME FROM (LOSS ON) DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	842	(480)	—	94
PROVISION (BENEFIT) FOR INCOME TAXES ON DISCONTINUED OPERATIONS	170	(197)	—	67

NET INCOME (LOSS)	$(2,139)	$925	$(85)	$19,794

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Comprehensive Income and Stockholder’s Equity / Enterprise Capital

Year Ended December 31, 2007, Year Ended December 31, 2006,

One-Day Ended December 31, 2005, and Period Ended December 30, 2005

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Enterprise Capital	Accumulated Other Comprehensive Income	Total Stockholder’s Equity / Enterprise Capital
Predecessor

Balance at December 31, 2004		$—	$—	$—	$133,376	$6,463	$139,839

Comprehensive income:
Net income	$19,794	—	—	—	19,794	—	19,794
Unrealized translation adjustments	1,807	—	—	—	—	1,807	1,807

Comprehensive income	$21,601

Stock compensation	—	—	—	—	246	—	246
Capital contributions	—	—	—	—	60,885	—	60,885

Balance at December 30, 2005		$—	$—	$—	$214,301	$8,270	$222,571

Successor

Southern Graphics, Inc. Holding Company investment in SGS International, Inc.		$—	$107,000	$—	$—	$—	$107,000
Net loss		—	—	(85)	—	—	(85)

Balance at December 31, 2005		—	107,000	(85)	—	—	106,915

Comprehensive income:
Net income	$925	—	—	925	—	—	925
Unrealized translation adjustments	2,431	—	—	—	—	2,431	2,431

Comprehensive income	$3,356

Balance at December 31, 2006		—	107,000	840	—	2,431	110,271

Comprehensive income:
Net loss	$(2,139)	—	—	(2,139)	—	—	(2,139)
Unrealized translation adjustments	11,078	—	—	—	—	11,078	11,078

Comprehensive income	$8,939

Balance at December 31, 2007		$—	$107,000	$(1,299)	$—	$13,509	$119,210

The accompanying notes are an integral part of the consolidated / combined financial statements.

SGS International, Inc. and Subsidiaries

Consolidated / Combined Statements of Cash Flows

Year Ended December 31, 2007, Year Ended December 31, 2006,

One-Day Ended December 31, 2005, and Period Ended December 30, 2005

(in thousands of dollars)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Cash from Operations
Net income (loss)	$(2,139)	$925	$(85)	$19,794
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	23,761	20,507	42	16,890
Amortization of deferred financing fees	1,393	1,226	5	—
Foreign currency loss on senior secured term loan	215	1,384	—	—
Change in deferred income taxes	(1,174)	754	—	(1,555)
Loss (gain) on disposal of assets	816	—	—	(319)
Gain on divestiture of business	(935)	—	—	—
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	(804)	(277)	851	(6,064)
Related party receivables	—	—	—	(24,050)
Inventories	(1,254)	(1,146)		—
Prepaid expenses and other current assets	(2,632)	(122)	—	487
Accounts payable and accrued expenses	5,833	(2,382)	92	(3,415)
Related party payables	—	—	—	10,385
Taxes, including taxes on income	89	(486)	(54)	516
Noncurrent assets and liabilities	641	(181)	—	1,877

Cash provided by operations	23,810	20,202	851	14,546

Investing Activities
Capital expenditures	(11,108)	(8,650)	—	(13,941)
Proceeds from sale of assets	—	2,060	—	570
Proceeds from divestiture of business, net of cash divested	628	—	—	—
Business acquisitions, net of cash acquired	(29,262)	(4,424)	(412,505)	(15,446)

Cash used in investing activities	(39,742)	(11,014)	(412,505)	(28,817)

Financing Activities
Common Stock Issuance	—	—	107,000	—
Borrowings on senior secured credit facility	—	—	118,700	—
Proceeds from senior subordinated notes	—	—	200,000	—
Borrowings on acquisition facility	40,000	—	—	—
Deferred financing fees	(65)	(218)	(11,190)	—
Net changes in short-term borrowings	—	1,600	—	17,485
Contributions of minority interest holder	—	—	—	221
Payments on senior secured notes	(1,454)	(1,202)	—	—
Payments on other long-term debt	(2,060)	(672)	—	(342)

Cash (used in) provided by financing activities	36,421	(492)	414,510	17,364

Effect of exchange rate changes on cash	1,320	(119)	—	(49)

Net change in cash and cash equivalents	21,809	8,577	2,856	3,044
Cash and cash equivalents at beginning of period	12,658	4,081	1,225	828

Cash and cash equivalents at end of period	$34,467	$12,658	$4,081	$3,872

The accompanying notes are an integral part of the consolidated / combined financial statements.

(Dollars in thousands, except per share amounts and where otherwise noted)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company” or “the Successor”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Successor has 39 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong.

Acquisition of Southern Graphic Systems

On December 30, 2005, the Successor, a wholly-owned subsidiary of Southern Graphics Inc., which is a majority owned subsidiary of Citigroup Venture Capital Equity Partners, LP (CVC), purchased Southern Graphic Systems (“the Predecessor”) from Alcoa Inc. (Alcoa), for approximately $416.9 million (“the Acquisition”), including acquisition costs of $7.9 million, which was paid via a combination of cash and the proceeds from the issuance of senior subordinated notes and borrowings under a senior credit facility, as summarized herein. CVC and certain other investors contributed a cash equity investment of $107.0 million. (In subsequent transactions, Lyon Southern, Inc. (of which the Successor’s director, Richard Leong, is Chief Investment Advisor), certain members of management and others made an aggregate equity investment of $17.8 million, the proceeds of which were used to repurchase from CVC the same number of shares of common stock and preferred stock of Southern Graphics Inc. originally acquired by CVC.) The Successor also issued $200.0 million aggregate principal amount of its 12% senior subordinated notes due in 2013, resulting in net proceeds of $194.5 million. In addition, the Successor also obtained a new senior credit facility of $193.7 million, of which $118.7 million was drawn at closing to fund a portion of the Acquisition purchase price. These total proceeds were reduced by certain debt issuance and other transaction costs.

In conjunction with the Acquisition, the purchase price was allocated to reflect the fair value of the assets acquired and liabilities assumed as of December 30, 2005 in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, (SFAS No. 141). The following table summarizes the allocation of the purchase price to the Successor’s assets acquired and liabilities assumed:

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

(2)	The transaction costs in the table above consist of the initial estimate of transaction costs of $7.7 million, plus revisions to the estimated transaction costs of $0.2 million.

Allocation of acquisition price	(in millions)
Current assets	$70.8
Properties, plants and equipment	56.5
Goodwill	157.7
Customer relationships	142.7
Other intangible assets	23.1
Other assets	0.5
Liabilities assumed	(34.4)

Total acquisition price	$416.9

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma information for the period ended December 30, 2005 assumes that the Acquisition of the Company had occurred as of January 1, 2005. The Pro Forma adjustments relate to depreciation, amortization, interest, management fees and include the results of operations for MCG Graphics Limited (see Footnote F) for the full period. The tax effects of the pro forma adjustments have been reflected at the Company’s blended federal and state income tax rate of 39.2%.

The pro forma results are not necessarily indicative of the results that would have occurred had the Acquisition occurred as of such date and are not intended to provide a forecast of future expected results.

	Period Ended December 30, 2005	Pro Forma Period Ended December 30, 2005
Revenue	260,328	275,195
Net income	19,794	4,686

Successor Principles of Consolidation

The accompanying consolidated financial statements as of and for the years ended December 31, 2007 and December 31, 2006, and for the one-day December 31, 2005 include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, and SGS Packaging Netherlands B.V. These subsidiaries also include The Box Room Limited since June 30, 2006, Mozaic Group, Ltd (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, and SGS Asia Pacific Limited since July 11, 2007. Accordingly, the accompanying financial statements for the periods subsequent to the Acquisition are labeled Successor and the periods prior to the Acquisition are labeled Predecessor.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheet as of December 31, 2007 does not include the accounts of Mozaic, but includes our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at December 31, 2007. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

The Company currently has an annual user license agreement with Mozaic, which grants the Company rights to access and use certain software. The use of these services is approximately $50 per month.

The following table represents the major classes of assets and liabilities as of the date of the disposal of Mozaic.

Current assets	$3,120
Non-current assets	$812

Current liabilities	$4,209
Non-current liabilities	$288

Below are the amounts of revenue and pre-tax profit (loss) reported from the discontinued operations of Mozaic. The pre-tax profit of $842 for the year ended December 31, 2007 includes a gain on the sale of Mozaic of $935. Net of this gain on sale, the pre-tax loss is ($93).

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005

Revenues	$2,406	$13,798	$—	$12,439
Pre-tax profit (loss)	$842	$(480)	$—	$94

Predecessor Principles of Combination

The accompanying combined financial statements for the period ended December 30, 2005 are stated at historical cost basis and include the combined accounts of SGS, Southern Graphic Systems-Canada, Ltd., SGS Mexico and companies more than fifty percent owned by them (Mozaic). The combined financial statements for this period have been derived from the books and records of Alcoa. The combined statement of income includes all items of revenue and income generated by the

Predecessor, and all items of expense incurred by the Predecessor. These include expenses charged to the Predecessor by Alcoa in the normal course of business. The combined financial statements reflect amounts that have been pushed down from Alcoa in order to depict the combined results of operations and cash flows of the Predecessor on a stand-alone basis. As a result of recording these amounts, the combined financial statements of the Predecessor may not be indicative of the results that would be presented if the Predecessor had operated as an independent stand-alone entity. Management believes the method of allocation is reasonable.

Use of Estimates

The consolidated / combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

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

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair values of net assets of businesses acquired. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 20 years. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) goodwill is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company performs the annual test for impairment during the fourth quarter. The impairment test compares the carrying amount of the reporting unit to the fair value of the reporting unit. The Company has one reporting unit. The impairment tests in 2007, 2006, and 2005 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill were recorded.

Impairments of Other Intangible Assets and Long-Lived Assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated / combined financial statements for 2007, 2006, or 2005.

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Acquisition and the registration of the senior subordinated notes. Deferred financing costs are amortized (included in interest expense) using the effective interest method, over the life of the related debt.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits since April 1, 2006. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2007 and 2006, the Company had accrued $677 and $744, respectively, within other current liabilities for accrued health and welfare benefits.

Revenue Recognition

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Revenues are recorded net of allowances for customer rebates and cash discounts. The Company records revenue in the period when shipped because all of the requirements of SAB No. 104 have been met and the price can be reasonably estimated based on the services performed, historical experience and customer information.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	Successor	Successor
	December 31, 2007	December 31, 2006
Raw materials	$2,709	$1,311
Work-in-process	5,009	4,422

	$7,718	$5,733

Rebates

The Company receives rebates from certain vendors. The Company records these rebates as a reduction of cost of goods sold in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Receivables for vendor rebates of $7,597 and $5,923 as of December 31, 2007 and 2006, respectively, are included as a component of prepaid expenses and other current assets.

The Company also grants rebates to certain customers. The Company records these rebates as a reduction of sales in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Liabilities for customer rebates of $2,997 and $1,941 as of December 31, 2007 and 2006, respectively, are included as a component of other current liabilities.

Shipping and Handling Costs

Effective January 1, 2007, the Company included amounts invoiced to customers for shipping and handling costs as a component of net sales. Net sales included $4,321 for amounts invoiced to customers for shipping and handling costs for the year ended December 31, 2007. Prior to January 1, 2007, amounts invoiced to customers for shipping and handling costs were netted against the actual cost incurred and reflected as a reduction in cost of sales. Amounts prior to January 1, 2007 were not material.

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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the year ended December 31, 2007.

Tax returns filed for the one-day ended December 31, 2005 and for the year ended December 31, 2006 are currently still subject to examination by taxing authorities.

Successor Stock-Based Compensation

On January 1, 2006, the Successor adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares. Also on July 25, 2006, Southern Graphics Inc. granted options to certain employees of SGS International, Inc. and its subsidiaries to acquire an aggregate of 7,300 shares of Southern Graphics Inc. Class A Common Stock. On February 20, 2007 Southern Graphics Inc. granted options to an employee of SGS International, Inc. and its subsidiaries to acquire an aggregate of 1,500 shares of Southern Graphics Inc.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Exercise Price
July 25, 2006	20% each year, beginning on December 31, 2006 and ending on December 31, 2010	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 on July 1, 2010

February 20, 2007	20% each year, beginning on March 31, 2008 and ending on February 20, 2012	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 on August 21, 2011

The options above are the only options granted by Southern Graphics Inc. or SGS International, Inc., as of December 31, 2007. During the year ended December 31, 2007, a former employee of SGS International, Inc. and its subsidiaries forfeited 1,200 of the options granted on July 25, 2006.

Compensation expense for share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the each of the years ended December 31, 2007 and 2006.

The primary assumptions utilized in the Black-Scholes option pricing model are as follows:

	Grant Date of February 20, 2007	Grant Date of July 25, 2006
Stock price volatility	28.0%	27.9%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.7%	5.0%
Expected life of options	10 years	10 years
Derived service period	10 years	10 years

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

The fair value of options granted during the years ended December 31, 2007 and 2006 was $0.07 per option for each year.

As of December 31, 2007, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 5 years with an annual charge of less than $0.1.

Predecessor Stock-Based Compensation

Certain employees of the Company received stock options under Alcoa’s stock incentive plans. Stock options under Alcoa’s stock incentive plans have been granted at not less than market prices on the dates of grant. The Company accounted for stock-based compensation of the Predecessor in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations using the intrinsic value method which resulted in no compensation costs for options granted. In addition to stock option awards, Alcoa granted stock awards and performance share awards that vest over three years from the date of grant. Compensation expense for stock awards was calculated based on the fair value at the grant date, and compensation expense for performance share awards was based on the fair value on the date the performance criteria are determined. The after-tax expense (at a rate of 35%) for these awards was $174 in 2005.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Reload Feature
2003	3 years ( 1/3 each year)	10 years	One reloaded in 2004 for 1/3 vesting in 2004
2004 and Forward	3 years ( 1/3 each year)	6 years	None

The Company’s net income would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value of the grant dates in accordance with SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation.

Predecessor
Period Ended December 30, 2005
Net income, as reported	$19,794
Less: additional compensation cost determined under the fair value method, net of tax	598

Pro forma net income	$19,196

On December 31, 2005, Alcoa accelerated the vesting of stock options granted to employees on January 13, 2005. The 2005 accelerated options have weighted average exercise prices of $29.54. The decision to accelerate the vesting of the 2005 options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123R.

In anticipation of the adoptions of SFAS No. 123R Alcoa switched from the Black-Scholes pricing model to a lattice model to estimate fair value at grant date for options granted in 2005. The fair value of each option is estimated on the date of grant or subsequent reload using the lattice or Black-Scholes pricing model with the following assumptions:

2005
Average risk free interest rate	2.65-4.2%
Expected dividend yield	1.8%
Expected volatility	27%-35%
Expected life (years):
New option grants	3.8
Reload option grants	—

The weighted average fair value per option granted was $6.18 in 2005.

Foreign Currency

The local currency is the functional currency for locations in Canada, Mexico, the United Kingdom, the Netherlands and Hong Kong. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated / combined statements of income. In 2007, 2006 and 2005, transaction gains (losses) recognized in the statement of operations due to exchange rate changes were ($1,141), ($1,332) and $298, respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment in other comprehensive income.

Recently Issued and Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for acquisitions completed in fiscal years beginning after December 15, 2008. The effect the adoption of SFAS 141(R) will have on the Company’s financial statements will depend on the nature and size of acquisitions completed after the Company adopts SFAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 will not have a significant impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts as of and for the year ended December, 31, 2006, for the one-day ended December 31, 2005 and for the period ended December 30, 2005 have been reclassified to conform to their 2007 presentation due to the presentation of the results of operations for Mozaic as a discontinued operation.

B.	Nature of Operations

The Company operates in a single reportable segment whose product offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. There were no customers that comprised in excess of 10% of total revenues in 2007, 2006 or 2005.

The following summarizes the concentrations of sales and long-lived assets by major geographic region. Sales are attributed to the geographic region based on the point of origin of the sale.

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Net sales
United States	$221,426	$216,835	$—	$220,559
Canada	42,582	40,853	—	40,486
United Kingdom	44,576	23,867	—	3,188
Other	6,423	1,881	—	2,114
Eliminations	(6,198)	(7,160)	—	(6,019)

Total sales	$308,809	$276,276	$—	$260,328

	Successor	Successor
	December 31, 2007	December 31, 2006
Long-lived assets
United States	$301,319	$299,097
Canada	71,895	62,365
United Kingdom	38,014	19,410
Other	4,037	3,118

Total long-lived assets	$415,265	$383,990

C.	Prepaid Expenses and Other Current Assets

	Successor	Successor
	December 31, 2007	December 31, 2006
Receivables for vendor rebates	$7,597	$5,923
Prepaid expenses	2,060	1,722
Other	1,382	408

	$11,039	$8,053

D.	Properties, Plants and Equipment, net

	Successor	Successor
	December 31, 2007	December 31, 2006
Land	$941	$941
Structures	8,778	7,275
Machinery and equipment	52,273	43,912
Software	15,123	10,526

	77,115	62,654
Accumulated depreciation	(25,833)	(12,126)

	51,282	50,528
Construction work-in-progress	2,086	1,885

	$53,368	$52,413

Depreciation expense on properties, plants, and equipment was $14,298, $11,570, $20, and $7,393, for the years ended December 31, 2007 and 2006, the one-day ended December 31, 2005 and the period ended December 30, 2005, respectively.

E.	Goodwill and Other Intangible Assets

	Successor	Successor
	December 31, 2007	December 31, 2006
Goodwill, cost	$175,933	$157,778

Customer relationships, cost	168,070	148,572
Customer relationships, accumulated amortization	(15,733)	(7,415)

Other intangible assets, cost	26,327	23,115
Other intangible assets, accumulated amortization	(2,431)	(1,159)

	$352,166	$320,891

The change in goodwill during 2007 is due to the following:

Goodwill at December 31, 2006	$157,778
Acquisitions during 2007	11,844
Changes due to foreign currency fluctuations	6,311

Goodwill at December 31, 2007	$175,933

The change in customer relationships, cost during 2007 is due to the following:

Customer relationships at December 31, 2006	$148,572
Acquisitions during 2007	15,500
Changes due to foreign currency fluctuations	3,998

Customer relationships at December 31, 2007	$168,070

The change in other intangible assets, cost during 2007 is due to the following:

Other intangible assets at December 31, 2006	$23,115
Acquisitions during 2007	2,583
Changes due to foreign currency fluctuations	629

Other intangible assets at December 31, 2007	$26,327

Amortization expense on customer relationships and other intangible assets was $9,391, $8,491, $22, and $9,022 for the year ended December 31, 2007 and 2006, the one-day ended December 31, 2005 and the period ended December 30, 2005, respectively.

Amortization of customer relationships and other intangible assets is estimated to be approximately $8,600 and $1,300 respectively, each year from 2008 through 2012.

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

Acquisitions during the year ended December 31, 2007

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash consideration of $16,650 (the “CMJ Consideration”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company operates the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. $5,000 of the CMJ Consideration is payable in two equal installments on February 28, 2008 and 2009, respectively. The deferred consideration installments are subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. A portion of the second deferred installment is payable only if the acquired business achieves a specified threshold of earnings before interest, depreciation and amortization. This $5,000 of deferred consideration will continue to be recorded as compensation expense through February 2009. The purchase price allocation for the acquisition from CMJ is provided below.

Purchase price	$11,650
Transaction costs	300

Total cash acquisition price	$11,950

Allocation of acquisition price:
Current assets	$265
Properties, plants and equipment	217
Goodwill	2,570
Customer relationships	7,600
Other intangible assets	1,600
Liabilities assumed	(302)

Total cash acquisition price	$11,950

Results of operations of the business acquired from CMJ are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition from CMJ had been made at the beginning of each period presented, would not have been materially different from the results reported.

On April 2, 2007, the Company and SGS Packaging Europe Holdings Limited (“Holdings”), a wholly owned subsidiary of the Company, entered into Share Sale and Purchase Agreements (the “Agreements”) under which Holdings acquired the outstanding shares of McGurk Studios Limited (“Studios”) and Thames McGurk Limited (“Thames” and, together with Studios, “McGurk”) for an initial aggregate consideration (the “Initial McGurk Consideration”) of 9,388 pounds sterling (approximately $18,566 based on the U.S. dollar/pound sterling exchange rate on April 2, 2007), subject to adjustment as described in the Agreements. The Initial McGurk Consideration consisted of a cash payment in the amount of 8,543 pounds sterling (approximately $16,896 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) and assumption of McGurk’s short-term and long-term indebtedness in the amount of 845 pounds sterling (approximately $1,670 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate). On September 4, 2007, 375 pounds sterling (approximately $742 based on the April 2, 2007 U.S. dollar/pound sterling exchange rate) was paid as additional consideration to McGurk based on the financial results of McGurk. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong.

On March 30, 2007, in connection with the financing of the acquisition of McGurk described above, the Company borrowed the sum of $15.0 million under its acquisition facility (“the McGurk Borrowing”).

The purchase price allocation for this acquisition is provided below. The purchase price allocation for this acquisition is subject to completion of final fair value allocations.

Purchase price	$17,638	(1)
Transaction costs	604

Total cash acquisition price	$18,242

Allocation of acquisition price:
Current assets	$5,835
Properties, plant and equipment	2,845
Goodwill	9,125
Customer relationships	7,792
Other intangible assets	969
Liabilities assumed	(8,324)

Total cash acquisition price	$18,242

(1)	The cash acquisition price in the table above consists of the aggregate consideration of $19,308 (9,763 pounds sterling) less debt assumed of $1,670 (845 pounds sterling).

The following table presents the unaudited pro forma results of operations for the Company for the years ended December 31, 2007 and 2006. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the McGurk acquisition had occurred as of the beginning of each period. The pro forma information contains the actual combined operating results of the Company and McGurk, with the results prior to the acquisition adjusted to include the pro forma impact of (1) amortization expense associated with the customer relationships and other intangible assets (calculated using a useful life of 20 years) recorded in connection with the preliminary purchase price allocation, (2) interest expense associated with the McGurk Borrowing of $15,000 at a variable rate of LIBOR plus 2.5%, and (3) income tax expense at a blended rate of 38.5% in 2007 and 37.9% in 2006.

Pro forma

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$313,548	$295,936
Net income (loss)	(2,134)	1,470

Acquisitions during the year ended December 31, 2006

During 2006, the Company completed three acquisitions at an aggregate purchase price of $5,403. Each of the acquisitions was funded through cash generated from operations. On June 30, 2006, SGS Packaging Europe Holdings Limited purchased The Box Room Limited, a supplier of photographic and digital images for the packaging printing industry in the United Kingdom. On August 31, 2006, SGS Packaging Europe Holdings Limited purchased a business supplying photographic and digital images for the packaging printing industry in the Netherlands through an asset purchase. On December 29, 2006, Southern Graphic Systems-Canada, Co. purchased Synnoflex Inc., a supplier of photographic and digital images for the packaging printing industry in Canada. The purchase price allocations for these three acquisitions included an aggregate $1,956 for working capital, $788 for properties, plant, and equipment, $4,186 for customer relationships, $26 for other assets, ($605) for non current liabilities, and ($948) for non current deferred tax liabilities.

Results of operations of the acquired businesses are included in the consolidated statement of operations from the respective dates of the acquisitions. Pro forma results of the Company, assuming all acquisitions had been made at the beginning of each period presented, would not have been materially different from the results reported.

Acquisitions during the period ended December 30, 2005

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

G.	Short-Term and Long-Term Obligations

	December 31, 2007	December 31, 2006
Senior secured term loan	$121,586	$118,986
Borrowings on senior acquisition loan facility	39,766	—
Senior subordinated notes	200,000	200,000
Capital lease obligations	1,733	836
Borrowings on line of credit	—	1,600
Other	—	567

	363,085	321,989
Less short-term and long-term obligations due within one year	(2,226)	(3,605)

	$360,859	$318,384

In connection with the Acquisition, the Company entered into a new $193,700 senior credit facility, of which $118,700 was drawn at the closing of the Acquisition. The $193,700 senior credit facility consists of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions.

The $121,586 outstanding on the term loan facility at December 31, 2007 is payable in quarterly installments of approximately $300 through September 2011, with the remaining amount due at maturity on December 30, 2011. At December 31, 2007, the balance outstanding on the term loan facility consisted of $86,926 of borrowings denominated in the United States dollar, $23,286 of borrowings denominated in the Canadian dollar, and $11,374 of borrowings denominated in pound sterling. Borrowings on the term loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2007, the weighted average interest rate on the term loan facility was 7.4%

The senior credit facility requires mandatory prepayment, subject to certain exceptions and limitations, with: 100% of the net cash proceeds from asset sales by the Registrant or any of its subsidiaries (together, the “Company”); 100% of the net cash proceeds of issuances of debt or preferred stock by the Company; and 50% of the Company’s excess cash flow, as defined in the senior secured credit facility.

At December 31, 2007 and 2006, no amounts were drawn on the revolving credit facility. Unused portions of the revolving credit facility are charged a fee of 0.5%. Fees incurred on the unused portion of the revolving credit facility were $175 for each of the years ended December 31, 2007 and 2006. The revolving credit facility is available through December 30, 2010. Borrowings on the revolving credit facility bear interest at a variable rate of LIBOR plus 2.5%.

At December 31, 2007, $39,766 was outstanding on the acquisition loan facility. At December 31, 2006, no amounts were outstanding on the acquisition facility. Unused portions of the acquisition loan facility are charged a fee of 1.5%. Fees incurred on the unused portion of the acquisition loan facility were $320 and $600 for the years ended December 31, 2007 and 2006. As of December 31, 2007, the Company has no additional borrowings available through the acquisition loan facility. Borrowings on the acquisition loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2007, the weighted average interest rate on the acquisition loan facility was 7.4%.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior credit facility agreement. The senior credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2007, the Company was in compliance with these covenants.

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

The capital lease obligations relate to vehicles and computer graphic design and related equipment. Lease payments are due in equal monthly installments and the leases mature at various dates through December 2012.

The amount of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter is $2,226 in 2008, $2,194 in 2009, $2,134 in 2010, $156,485 in 2011, $37 in 2012, and $200,009 thereafter.

H.	Interest Expense

Interest expense consists of the following:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Interest on senior term loan	$9,436	$8,948	$25	$—
Interest on borrowings on acquisition facility	1,493	—	—	—
Interest on senior subordinated notes	24,000	24,000	67	—
Amortization of deferred financing costs	1,394	1,226	5	—
Commitment fees on senior credit facility	577	775	—	—
Other	29	63	—	10

Total	$36,929	$35,012	$97	$10

I.	Other Expense, net

Other expense, net consists of the following:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Realized foreign exchange (gain) loss	$1,141	$1,332	$—	$(298)
Restructuring and closure costs	—	—	—	1,563
Interest income	(748)	(795)	—	—
Other	104	(312)	—	192

Total	$497	$225	$—	$1,457

J.	Related Party Transactions

Successor

The company incurred and paid management advisory fees of $500 annually during both 2007 and 2006 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

Predecessor

During the period ended December 30, 2005, the Company purchased products from and sold products to various related companies, consisting of other Alcoa subsidiaries, at negotiated prices between the two parties. These transactions are recorded as related party sales on the combined statements of income.

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

On June 30, 2004, Mozaic, then a majority owned subsidiary of the Company, entered into a revolving loan agreement with Alcoa Securities Corporation for $3,100. In December 2005, Alcoa Securities Corporation assigned the note to the Company. Interest is payable quarterly at the LIBOR rate plus 3.5%. The interest rate on the note was 8.87% at December 31, 2006. This loan is eliminated in the presentation of the consolidated balance sheets as of December 31, 2006. The loan and note were sold to a third party in connection with the Company’s divestiture of its controlling interest in Mozaic on February 28, 2007.

For the period ended December 30, 2005, the Company had sales of $5,280 to Reynolds Metals Company, a wholly owned subsidiary of Alcoa. The Company had sales to other wholly owned subsidiaries of Alcoa of $118 for the period ended December 30, 2005.

The expenses allocated to the Company by Alcoa in the normal course of business consist of the following, and are reflected in cost of products sold and selling, general and administrative expenses in the combined statements of operations:

Predecessor
Period Ended December 30, 2005
Pension expense	$2,955
Other postretirement benefit costs	392
Information technology	1,549
Insurance	302
Other services	2,508

$7,706

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

Certain buildings and office space are under operating lease agreements. Total expense for all leases was $7,902, $7,064, and $7,724, in 2007, 2006, and 2005, respectively. Under long-term leases, minimum annual rentals are $6,648 in 2008, $4,846 in 2009, $3,237 in 2010, $2,424 in 2011 and $3,681 for 2012. There are no minimum annual rentals after 2012.

L.	Defined Contribution Plans

Effective January 1, 2006, the Company adopted the Southern Graphic Systems, Inc. Savings Plan (the “Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. Employees were eligible to make elective deferral contributions to the Plan beginning on the first day of any payroll period on or following April 1, 2006. The Plan is funded with both employer and employee contributions. Participants may voluntarily contribute up to 16% of their annual pay into the plan, not to exceed an annual dollar limitation, which was $15,500 and $15,000 in 2007 and 2006, respectively. The Plan provides that, for each payroll period beginning on or after July 1, 2006, the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Plan provides that, for any Plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Contributions to the plan were $3,376 and $2,305 in 2007 and 2006, respectively.

During the period ended December 30, 2005, the Company participated in certain of Alcoa’s defined contribution plans. These plans covered substantially all employees in the U.S. and Canada. Contributions to the plans were $2,837 in the period ended December 30, 2005.

M.	Income Taxes

The components of income (loss) before taxes on income (loss) from continuing operations were:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
U.S.	$(5,255)	$1,060	$(132)	$23,304
Foreign	1,262	1,493	(7)	9,153

	$(3,993)	$2,553	$(139)	$32,457

The provision (benefit) for taxes on income (loss) from continuing operations consisted of:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Current:
U.S. Federal	$—	$—	$(50)	$9,114
Foreign	162	523	—	3,436
State	—	—	(4)	1,729

	162	523	(54)	14,279

Deferred:
U.S. Federal	(463)	484	—	(1,133)
Foreign	(857)	261	—	(243)
State	(24)	77	—	(213)

	(1,344)	822	—	(1,589)

	$(1,182)	$1,345	$(54)	$12,690

The reconciliation between the provision (benefit) for taxes on income (loss) for continuing operations computed by applying the federal statutory tax rate to income (loss) before taxes on income (loss) from continuing operations and the actual provision is as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
U.S. federal statutory rate	34.0%	34.0%	35.0%	35.0%
State tax net of federal benefit	0.7%	1.0%	3.0%	3.0%
Taxes on foreign income	0.3%	-0.9%	0.0%	0.0%
Permanent differences	-9.6%	13.2%	0.0%	0.0%
Valuation allowance	-6.3%	4.8%	0.0%	-0.4%
Rate changes (1)	10.1%	0.0%	0.0%	0.0%
Other	0.4%	0.6%	0.0%	1.5%

Effective tax rate	29.6%	52.7%	38.0%	39.1%

(1)

The impact for the rate changes above is primarily due to the United Kingdom enacting a tax rate change in July 2007 that will reduce the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008.

The components of net deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	Successor	Successor
	December 31, 2007	December 31, 2006
Deferred Tax Assets:
Employee benefits	$261	$1,318
Foreign tax credit carryforwards	977	412
Foreign currency loss on senior secured term loan	575	533
Tax loss carry forwards	11,880	6,004
Other	334	407
Valuation allowance	(706)	(297)

Total deferred tax assets	$13,321	$8,377

Deferred Tax Liabilities:
Depreciation and amortization	$(14,905)	$(10,740)
Interest on intercompany notes	(3,423)	(1,485)
Other	(111)	—

Total deferred tax liabilities	$(18,439)	$(12,225)

The December 31, 2007 depreciation and amortization deferred tax liability includes $2,412 of deferred tax liabilities that the Company obtained as part of the acquisition of McGurk. These liabilities are recorded as a component of the opening balance sheet of McGurk in accordance with SFAS No. 142.

The Company has recorded a valuation allowance against a portion of its foreign tax credit carry forwards because it is more likely than not that this portion of the carry forwards will not be realized.

The Company has net operating loss carry forwards in various tax jurisdictions at December 31, 2007 as follows:

United States	$25,895 expiring December 31, 2026
Canada	$5,037 expiration beginning December 31, 2016
United Kingdom	$884 with no expiration date
Netherlands	$206 with no expiration date
Mexico	$81 expiring December 31, 2016

Although the Company expects to continue to generate additional net operating loss carry forwards for the next two years, it further believes it will be able to utilize all of these loss carry forwards prior to their expiration. As such, no valuation allowance has been recorded against the net operating loss carryforwards. The Company continuously evaluates the need to record a valuation allowance and will recognize such valuation allowance if it is deemed necessary due to a change in expectations about the ability to realize the full value of the net operating loss carryforwards.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2007 and 2006, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,113 and $566, respectively. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations are expected to be offset with foreign tax credits.

N.	Financial Instruments

The fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and borrowings under the senior secured credit facility approximate their carrying amount. The fair value of the senior subordinated notes is based on quoted market prices. At December 31, 2007, the senior subordinated notes had a carrying value of $200,000 and a fair value of $198,250.

O.	Cash Flow Information

Cash payments for interest are as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Interest	$35,479	$32,952	$—	$103

Cash paid for income taxes was not significant for the years ended December 31, 2007 and 2006. Taxes were paid by Alcoa in conjunction with Alcoa’s consolidated tax returns in 2005.

The effects of certain noncash activities were as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	One-Day Ended December 31, 2005	Period Ended December 30, 2005
Assets acquired under capital lease obligations	$1,512	$212	$—	$—
Elimination of related party receivables through contributions	$—	$—	$—	$94,522
Elimination of related party payables through contributions	$—	$—	$—	$(45,987)
Elimination of short-term borrowings with related parties through contributions	$—	$—	$—	$(109,420)
Noncash contributions	$—	$—	$—	$(60,855)

P.	Condensed Consolidated Quarterly Financial Information (unaudited)

Unaudited summarized financial data by quarter for 2007 and 2006 is presented below. The amounts presented below have been adjusted from amounts previously reported for discontinued operations and for certain immaterial prior period adjustments discussed below.

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Sales (1)	$75,126	$80,363	$76,482	$76,838
Income from operations	10,829	8,076	7,816	6,712
Income (loss) from continuing operations	1,337	(1,106)	(1,343)	(1,699)
Income (loss) from discontinued operations	672	—	—	—

Net income (2)	$2,009	$(1,106)	$(1,343)	$(1,699)

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
Sales	$68,823	$72,597	$65,709	$69,147
Income from operations	9,400	11,937	8,882	7,571
Income (loss) from continuing operations	504	1,585	(196)	(685)
Income (loss) from discontinued operations	(133)	(4)	(139)	(7)

Net income (3)	$371	$1,581	$(335)	$(692)

(1)

Sales were adjusted by $1,019 and $1,026 from the amounts previously reported for the quarters ended March 31, 2007 and June 30, 2007, respectively. The adjustments to the amounts previously reported for the quarters ended March 31, 2007 and June 30, 2007 were due the Company including amounts invoiced to customers for shipping and handling costs as a component of net sales, effective January 1, 2007. In the amounts previously reported for the quarters ended March 31, 2007 and June 30, 2007, amounts invoiced to customers for shipping and handling costs were netted against the actual cost incurred and reflected as a reduction in cost of sales.

(2)

Net income was increased by $59 and $194 from the amounts previously reported for the quarters ended June 30, 2007 and September 30, 2007, respectively. The adjustments to net income are net of income taxes of $26 and $119 for the quarters ended June 30, 2007 and September 30, 2007, respectively. The adjustment to the amounts previously reported for the quarter ended June 30, 2007 was due to certain non-income tax related accounting items related to periods prior to 2007. The adjustment to the amounts previously reported for the quarter ended September 30, 2007 was due to certain inventory items that were accounted for as a correction of an error in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) during the third quarter of 2007. The Company re-evaluated the treatment of the inventory items during the year end close process and determined these adjustments were a change in accounting estimate and should not impact prior periods.

(3)

Net income was decreased by $4 and increased by $132 to the amounts previously reported for the quarters ended June 30, 2006 and December 31, 2006, respectively. The adjustments to net income are net of income taxes of $1 and $55 for the quarters ended June 30, 2006 and December 31, 2006, respectively. The adjustments to the amounts previously reported for the quarters ended June 30, 2006 and December 31, 2006 related to certain non-income tax related accounting items identified during 2007.

Q.	Contingencies and Commitments

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

R.	Subsequent Events

On January 3, 2008, Southern Graphic Systems-Canada, Co. (“SGS Canada”), a wholly owned subsidiary of SGS International, Inc., entered into a Share Purchase Agreement (the “SPA”) under which SGS Canada acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., “Tri-Ad”), for a cash purchase price of 22,000 Canadian dollars (approximately $22,211 based on the U.S. dollar/Canadian dollar exchange rate on January 2, 2008), subject to adjustment as described in the SPA. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec.

The acquisition of Tri-Ad will be recorded as a business acquisition in 2008 in accordance with SFAS No. 141.

S.	Supplemental Guarantor Information

The Successor’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications, Ltd., and Flex-Art Design Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by the Successor, the guarantees are full and unconditional, and the guarantees are joint and several.

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

Supplemental Consolidating Balance Sheet

December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,515	$3,068	$13,884	$—	$34,467
Receivables from customers, less allowances	—	38,712	22,430	—	61,142
Related party receivables	312,755	53,455	42,209	(408,419)	—
Inventories	—	5,013	2,705	—	7,718
Deferred income taxes	—	508	67	—	575
Prepaid expenses and other current assets	10	8,119	2,910	—	11,039

Total current assets	330,280	108,875	84,205	(408,419)	114,941
Investment in subsidiaries	117,232	23,001	36,567	(176,800)	—
Properties, plants and equipment, net	—	43,058	10,310	—	53,368
Goodwill	—	119,962	55,971	—	175,933
Other intangible assets, net	—	129,219	47,014	—	176,233
Deferred financing costs, net	8,848	—	—	—	8,848
Deferred income taxes	1,320	460	—	(1,780)	—
Other assets	47	184	652	—	883

Total assets	$457,727	$424,759	$234,719	$(586,999)	$530,206

Liabilities
Current liabilities
Accounts payable, trade	$428	$15,389	$6,529	$—	$22,346
Related party payables	—	330,874	77,545	(408,419)	—
Accrued compensation	—	6,185	1,743	—	7,928
Accrued taxes, including taxes on income	—	273	2,124	—	2,397
Accrued interest	23	1,018	7	—	1,048
Other current liabilities	—	4,438	2,663	—	7,101
Current portion of long-term obligations	1,401	507	318	—	2,226

Total current liabilities	1,852	358,684	90,929	(408,419)	43,046
Noncurrent liabilities
Long-term obligations, net of current portion	336,665	1,127	23,067	—	360,859
Noncurrent liabilities	—	1,042	356	—	1,398
Deferred income taxes	—	—	7,473	(1,780)	5,693

Total noncurrent liabilities	336,665	2,169	30,896	(1,780)	367,950

Total liabilities	338,517	360,853	121,825	(410,199)	410,996

Minority interest	—	—	—	—	—
Contingencies and commitments
Stockholders’ equity:
Common stock; $.01 par value; 1,000 shares authorized and outstanding
Additional capital	107,000	63,001	96,068	(159,069)	107,000
Accumulated other comprehensive income - cumulative translation adjustment, net of tax	13,509	3	13,506	(13,509)	13,509
Retained earnings (accumulated deficit)	(1,299)	902	3,320	(4,222)	(1,299)

Total stockholder’s equity	119,210	63,906	112,894	(176,800)	119,210

Total liabilities and stockholders’ equity	$457,727	$424,759	$234,719	$(586,999)	$530,206

Supplemental Consolidating Balance Sheet

December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,100	$2,286	$8,272	$—	$12,658
Receivables from customers, less allowances	—	39,005	18,412	—	57,417
Related party receivables	289,829	37,289	41,748	(368,866)	—
Inventories	—	3,588	2,145		5,733
Deferred income taxes	—	1,547	129	—	1,676
Prepaid expenses and other current assets	80	6,020	1,953	—	8,053

Total current assets	292,009	89,735	72,659	(368,866)	85,537
Investment in subsidiaries	105,669	23,001	14,800	(143,470)	—
Properties, plants and equipment, net	—	43,322	9,091	—	52,413
Goodwill	—	117,391	40,387	—	157,778
Other intangible assets, net	—	127,049	36,064	—	163,113
Deferred financing costs, net	10,177	—	—	—	10,177
Deferred income taxes	1,923	—	—	(1,923)	—
Other assets	—	275	234	—	509

Total assets	$409,778	$400,773	$173,235	$(514,259)	$469,527

Liabilities
Current liabilities
Accounts payable, trade	$413	$8,852	$6,454	$—	$15,719
Related party payables	—	314,588	54,278	(368,866)	—
Accrued compensation	—	4,025	2,097	—	6,122
Accrued taxes, including taxes on income	—	391	857	—	1,248
Accrued interest	6	1,058	27	—	1,091
Other current liabilities	—	4,318	2,728	—	7,046
Current portion of long-term obligations	1,000	57	2,548	—	3,605

Total current liabilities	1,419	333,289	68,989	(368,866)	34,831
Noncurrent liabilities
Long-term obligations, net of current portion	298,088	155	20,141	—	318,384
Noncurrent liabilities	—	—	517	—	517
Deferred income taxes	—	2,952	4,495	(1,923)	5,524

Total noncurrent liabilities	298,088	3,107	25,153	(1,923)	324,425

Total liabilities	299,507	336,396	94,142	(370,789)	359,256

Minority interest	—	—	—	—	—
Contingencies and commitments
Stockholders’ equity:
Common stock; $.01 par value; 1,000 shares authorized and outstanding
Additional capital	107,000	63,001	74,300	(137,301)	107,000
Accumulated other comprehensive income - cumulative translation adjustment, net of tax	2,431	3	2,428	(2,431)	2,431
Retained earnings (accumulated deficit)	840	1,373	2,365	(3,738)	840

Total stockholder’s equity	110,271	64,377	79,093	(143,470)	110,271

Total liabilities and stockholders’ equity	$409,778	$400,773	$173,235	$(514,259)	$469,527

Supplemental Successor Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales
Sales	$—	$217,611	$91,198	$—	$308,809
Sales to related parties	—	3,522	2,676	(6,198)	—

Total net sales	—	221,133	93,874	(6,198)	308,809

Costs and expenses
Cost of goods sold	—	139,951	71,379	(6,198)	205,132
Selling, general and administrative expenses	1,934	35,896	8,725	—	46,555
Depreciation and amortization	—	17,602	6,087	—	23,689

Income from (loss on) operations	(1,934)	27,684	7,683	—	33,433

Non-operating expenses
Related party interest expense	—	—	—	—	—
Interest expense, net	3,463	30,937	2,529	—	36,929
Other (income) expense, net	(3,376)	(954)	4,827	—	497

Total non-operating expenses	87	29,983	7,356	—	37,426

Equity in net income of subsidiaries	484	—	—	(484)	—

Income (loss) on continuing operations before income taxes	(1,537)	(2,299)	327	(484)	(3,993)
(Benefit) provision for taxes on income	602	(2,374)	590	—	(1,182)

Income (loss) on continuing operations	(2,139)	75	(263)	(484)	(2,811)

Income (loss) discontinued operations	—	—	842	—	842
(Benefit) provision for taxes on income on discontinued operations	—	—	170	—	170

Net income (loss)	$(2,139)	$75	$409	$(484)	$(2,139)

Supplemental Successor Consolidating Statement of Operations

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales
Sales	$—	$212,221	$64,055	$—	$276,276
Sales to related parties	—	3,477	2,547	(6,024)	—

Total net sales	—	215,698	66,602	(6,024)	276,276

Costs and expenses
Cost of goods sold	—	135,592	50,944	(6,024)	180,512
Selling, general and administrative expenses	1,872	31,100	4,941	—	37,913
Depreciation and amortization	—	16,037	4,024	—	20,061

Income from (loss on) operations	(1,872)	32,969	6,693	—	37,790

Non-operating expenses
Related party interest expense	—	—	—	—	—
Interest expense, net	1,937	30,839	2,236	—	35,012
Other (income) expense, net	806	(576)	(5)	—	225

Total non-operating expenses	2,743	30,263	2,231	—	35,237

Equity in net income of subsidiaries	3,765	—	—	(3,765)	—

Income (loss) on continuing operations before income taxes	(850)	2,706	4,462	(3,765)	2,553
(Benefit) provision for taxes on income	(1,775)	1,311	1,809	—	1,345

Income (loss) on continuing operations	925	1,395	2,653	(3,765)	1,208

Income (loss) discontinued operations	—	—	(480)	—	(480)
(Benefit) provision for taxes on income on discontinued operations	—	—	(197)	—	(197)

Net income (loss)	$925	$1,395	$2,370	$(3,765)	$925

Supplemental Successor Consolidating Statement of Operations

For the One-Day Ended December 31, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales
Sales	$—	$—	$—	$—	$—
Sales to related parties	—	—	—	—	—

Total net sales	—	—	—	—	—

Costs and expenses
Cost of goods sold	—	—	—	—	—
Selling, general and administrative expenses	—	—	—	—	—
Depreciation and amortization	—	35	7	—	42

Income from (loss on) operations	—	(35)	(7)	—	(42)

Non-operating expenses
Related party interest expense	—	—	—	—	—
Interest expense, net	97	—	—	—	97
Other (income) expense, net	—	—	—	—	—

Total non-operating expenses	97	—	—	—	97

Equity in net income of subsidiaries	(26)	—	—	26	—

Income (loss) on continuing operations before income taxes	(123)	(35)	(7)	26	(139)
(Benefit) provision for taxes on income	(38)	(15)	(1)	—	(54)

Income (loss) on continuing operations	(85)	(20)	(6)	26	(85)

Income (loss) discontinued operations	—	—	—	—	—
(Benefit) provision for taxes on income on discontinued operations	—	—	—	—	—

Net income (loss)	$(85)	$(20)	$(6)	$26	$(85)

Supplemental Predecessor Combining Statement of Income For the Period Ended December 30, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales
Sales	$—	$211,524	$43,406	$—	$254,930
Sales to related parties	—	9,035	2,382	(6,019)	5,398

Total net sales	—	220,559	45,788	(6,019)	260,328

Costs and expenses
Cost of goods sold	—	146,395	30,550	(6,019)	170,926
Selling, general and administrative expenses	—	29,320	3,312	—	32,632
Depreciation and amortization	—	13,675	2,740	—	16,415

Income from (loss on) operations	—	31,169	9,186	—	40,355

Non-operating expenses
Related party interest expense	—	6,767	(336)	—	6,431
Interest expense, net	—	—	10	—	10
Other (income) expense, net	—	1,312	145	—	1,457

Total non-operating expenses	—	8,079	(181)	—	7,898

Equity in net income of subsidiaries	—	—	—	—	—

Income (loss) on continuing operations before income taxes	—	23,090	9,367	—	32,457
(Benefit) provision for taxes on income	—	9,171	3,519	—	12,690

Income (loss) on continuing operations	—	13,919	5,848	—	19,767

Income (loss) discontinued operations	—	—	94	—	94
(Benefit) provision for taxes on income on discontinued operations	—	—	67	—	67

Net income (loss)	$—	$13,919	$5,875	$—	$19,794

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$5,238	$8,285	$10,287	$—	$23,810

Investing activities:
Capital expenditures	—	(8,913)	(2,195)	—	(11,108)
Proceeds from sales of assets	—	1,500	(872)	—	628
Business acquisitions, net of cash acquired	(28,520)	—	(742)	—	(29,262)

Cash used in investing activities	(28,520)	(7,413)	(3,809)	—	(39,742)

Financing activities:
Deferred financing fees	(65)	—	—	—	(65)
Borrowings on acquisition facility	40,000	—	—	—	40,000
Payments on senior secured notes	(1,238)	—	(216)		(1,454)
Payments on other long-term debt	—	(90)	(1,970)	—	(2,060)

Cash provided by (used in) financing activities	38,697	(90)	(2,186)	—	36,421

Effect of exchange rate changes on cash	—	—	1,320	—	1,320

Net change in cash and cash equivalents	15,415	782	5,612	—	21,809

Cash and cash equivalents, beginning of period	2,100	2,286	8,272	—	12,658

Cash and cash equivalents, end of period	$17,515	$3,068	$13,884	$—	$34,467

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$1,309	$6,809	$12,084	$—	$20,202

Investing activities:
Capital expenditures	—	(7,435)	(1,215)	—	(8,650)
Proceeds from sales of assets	—	2,060	—	—	2,060
Business acquisitions, net of cash acquired	—	—	(4,424)	—	(4,424)

Cash used in investing activities	—	(5,375)	(5,639)	—	(11,014)

Financing activities:
Deferred financing fees	(218)	—	—	—	(218)
Net borrowings on lines of credit	—	—	1,600	—	1,600
Payments on senior secured notes	(996)	—	(206)		(1,202)
Payments on other long-term debt	—	—	(672)	—	(672)

Cash provided by (used in) financing activities	(1,214)	—	722	—	(492)

Effect of exchange rate changes on cash	—	—	(119)	—	(119)

Net change in cash and cash equivalents	95	1,434	7,048	—	8,577

Cash and cash equivalents, beginning of period	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of period	$2,100	$2,285	$8,273	$—	$12,658

Supplemental Successor Condensed Consolidating Statement of Cash Flows

For the One-Day Ended December 31, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$851	$—	$—	$851

Investing activities:
Capital expenditures	—	—	—	—	—
Proceeds from sales of assets	—	—	—	—	—
Business acquisitions, net of cash acquired	(412,505)	—	—	—	(412,505)

Cash used in investing activities	(412,505)	—	—	—	(412,505)

Financing activities:
Common Stock Issuance	107,000	—	—	—	107,000
Borrowings on senior secured credit facility	118,700	—	—	—	118,700
Proceeds from senior subordinated notes	200,000	—	—	—	200,000
Deferred financing fees	(11,190)	—	—	—	(11,190)
Net borrowings on lines of credit	—	—	—	—	—
Payments on senior secured notes	—	—	—		—
Payments on long-term debt, net	—	—	—	—	—

Cash provided by (used in) financing activities	414,510	—	—	—	414,510

Effect of exchange rate changes on cash	—	—	—	—	—

Net change in cash and cash equivalents	2,005	851	—	—	2,856

Cash and cash equivalents, beginning of period	—	—	1,225	—	1,225

Cash and cash equivalents, end of period	$2,005	$851	$1,225	$—	$4,081

Supplemental Predecessor Condensed Consolidating Statement of Cash Flows

For the Period Ended December 30, 2005

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$—	$11,440	$3,106	$—	$14,546

Investing activities:
Capital expenditures	—	(13,284)	(657)	—	(13,941)
Proceeds from sales of assets	—	570	—	—	570
Business acquisitions, net of cash acquired	—	—	(15,446)	—	(15,446)

Cash used in investing activities	—	(12,714)	(16,103)	—	(28,817)

Financing activities:
Net changes in short-term borrowings	—	3,173	14,312	—	17,485
Contributions of minority interest holder	—	221	—	—	221
Payments on long-term debt, net	—	(342)	—	—	(342)

Cash provided by (used in) financing activities	—	3,052	14,312	—	17,364

Effect of exchange rate changes on cash	—	—	(49)	—	(49)

Net change in cash and cash equivalents	—	1,778	1,266	—	3,044

Cash and cash equivalents, beginning of period	—	—	828	—	828

Cash and cash equivalents, end of period	$—	$1,778	$2,094	$—	$3,872

T.	Revisions

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The historical results of Mozaic are presented as discontinued operations for all years presented in accordance with SFAS 144.

During 2007, the Company identified certain 2006 non-income tax related errors, which resulted in a $432 overstatement of costs of goods sold. We assessed the materiality of these errors on the 2006 quarters and year ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that these errors were not material to those periods. However, because the correction of these errors in the 2007 financial statements would be material to 2007 results, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006 financial statements have been revised to correct the immaterial errors within the appropriate prior periods The revision to the 2006 financial statements resulted in a reduction in cost of goods sold of $432 and an increase in income tax expense of $129.

Schedule II—Valuation and Qualifying Accounts

		BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	WRITE-OFFS TO THE ALLOWANCE	CHANGES DUE TO PURCHASE ACCOUNTING	BALANCE AT END OF PERIOD
		(IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Successor	Year ended December 31, 2007	$1,422	$1,236	$(1,828)	$—	$830
	Year ended December 31, 2006	1,362	1340	(1,484)	204	1,422
	One-day ended December 31, 2005	—	—	—	1,362	1,362

Predecessor	Period ended December 30, 2005	$1,091	$1,638	$(1,650)	$282	$1,361

DEFERRED TAX VALUATION ALLOWANCE

Successor	Year ended December 31, 2007	$297	$409	$—	$—	$706
	Year ended December 31, 2006	—	297	—	—	297
	One-day ended December 31, 2005	—	—	—	—	—

Predecessor	Period ended December 30, 2005	$198	—	(140)	—	$58