Form 10-Q
period 2008-03-31
SGS International, Inc.
filed 2008-05-08
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
NET SALES	$83,251	$75,126
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	54,312	48,891
Selling, general, and administrative expenses	12,585	10,301
Depreciation and amortization	6,493	5,105

INCOME FROM OPERATIONS	9,861	10,829

NON-OPERATING EXPENSES:
Interest expense	9,502	8,947
Other expense (income), net	361	(292)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2)	2,174
PROVISION FOR INCOME TAXES	—	837

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	(2)	1,337

INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	—	842
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS	—	170

NET INCOME (LOSS)	$(2)	$2,009

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,267	$34,467
Receivables from customers, less allowances of $777 and $830 at March 31, 2008 and December 31, 2007, respectively	61,479	61,142
Inventories	8,881	7,718
Deferred income taxes	1,103	575
Prepaid expenses and other current assets	11,501	11,039

Total current assets	103,231	114,941
Properties, plants and equipment, net	52,207	53,368
Goodwill	183,313	175,933
Other intangible assets, net	181,400	176,233
Deferred financing costs, net	8,548	8,848
Other assets	367	883

TOTAL ASSETS	$529,066	$530,206

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$20,315	$22,346
Accrued compensation	4,465	7,928
Accrued taxes, including taxes on income	2,506	2,397
Accrued interest	7,022	1,048
Other current liabilities	8,053	7,101
Current portion of short-term and long-term obligations	2,176	2,226

Total current liabilities	44,537	43,046
Long-term obligations, net of current portion	359,349	360,859
Non-current liabilities	113	1,398
Deferred income taxes	8,512	5,693

Total liabilities	412,511	410,996

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	10,856	13,509
Accumulated deficit	(1,301)	(1,299)

Total stockholder’s equity	116,555	119,210

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$529,066	$530,206

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Loss	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2007		$—	$107,000	$(1,299)	$13,509	$119,210
Comprehensive income:
Net loss	$(2)	—	—	(2)	—	(2)
Cumulative translation adjustments, net	(2,653)	—	—	—	(2,653)	(2,653)

Comprehensive loss	$(2,655)

Balance at March 31, 2008		$—	$107,000	$(1,301)	$10,856	$116,555

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:	$9,186	$12,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(2,462)	(2,925)
Proceeds from sale of equipment	450	—
Proceeds from divestiture of business, net of cash divested	—	628
Business acquisitions, net of cash acquired	(20,382)	(11,950)

Net cash used in investing activies	(22,394)	(14,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	—	22,980
Payments for deferred financing fees	(60)	—
Payments on long-term debt	(669)	(414)

Net cash provided by (used in) financing activies	(729)	22,566

Effect of exchange rate changes on cash	(263)	7

INCREASE IN CASH AND CASH EQUIVALENTS	(14,200)	21,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,467	12,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,267	$33,804

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 39 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited and SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, SGS Asia Pacific Limited since July 11, 2007, and 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., since January 1, 2008.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheet as of December 31, 2007 does not include the accounts of Mozaic, but includes our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at March 31, 2008 and December 31, 2007. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

The following table represents the major classes of assets and liabilities as of the date of the disposal of Mozaic:

Current assets	$3,120
Non-current assets	$812
Current liabilities	$4,209
Non-current liabilities	$288

Below are the amounts of revenue and pre-tax profit reported from the discontinued operations of Mozaic. The pre-tax profit of $842 for the quarter ended March 31, 2007 includes a gain on the sale of Mozaic of $935. Excluding this gain on sale, the pre-tax loss was ($93).

Three Months Ended March 31, 2007
Sales	$2,406
Pre-tax profit	$842

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$2,351	$2,709
Work-in-process	6,530	5,009

	$8,881	$7,718

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Reclassifications

Certain reclassifications have been made to the 2007 condensed consolidated financial statements to conform to the 2008 presentation.

Recently Issued and Adopted Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have an impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to measure any financial assets or financial liabilities at fair value.

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157), as further discussed in Note E.

B.	Acquisitions

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for a cash purchase price of 22,000 Canadian dollars ($22,319 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition), subject to adjustment as described in the SPA. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The preliminary purchase price allocation for the acquisition of Tri-Ad is provided below. This allocation may change significantly based on final purchase price adjustments and ongoing intangible asset valuations.

Purchase price	$22,319
Transaction costs	742

Total cash acquisition price	$23,061

Allocation of acquisition price:
Current assets	$7,834
Properties, plants and equipment	1,049
Goodwill	9,354
Customer relationships	7,629
Other intangible assets	1,248
Liabilities assumed	(4,053)

Total cash acquisition price	$23,061

Results of operations of Tri-Ad are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition of Tri-Ad had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Goodwill, cost	$183,313	$175,933

Customer relationships, cost	174,556	168,070
Customer relationships, accumulated amortization	(17,727)	(15,733)

Other intangible assets, cost	27,363	26,327
Other intangible assets, accumulated amortization	(2,792)	(2,431)

	$364,713	$352,166

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the three months ended March 31, 2008 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)
Balance at December 31, 2007	$175,933	$168,070	$26,327
Acquisition during the three months ended March 31, 2008	9,354	7,629	1,248
Changes due to foreign currency fluctuations	(1,974)	(1,143)	(212)

Balance at March 31, 2008	$183,313	$174,556	$27,363

Amortization of customer relationships and other intangible assets is estimated to be approximately $10,096 annually from 2008 through 2012.

D.	Interest Expense

Interest expense consists of the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest on senior term loan	$2,270	$2,283
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	360	358
Commitment fees on senior credit facility	70	173
Interest on acquisition facility	740	106
Other	62	27

Total	$9,502	$8,947

E.	Fair Value Measurements

The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements.

SFAS 157 provides a singular definition of fair value that preserves the exchange price notion that existed in previous definitions of fair value; SFAS 157 clarified that fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for such asset or liability. SFAS 157 also establishes a three-level hierarchy that prioritizes the inputs used in measuring fair values. Level 1 inputs are observable prices in active markets for identical assets and liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities measured at fair value as of March 31, 2008:

	Total Carrying Value at March 31, 2008	Fair Value Measurements at March 31, 2008 Using Quoted Prices in Active Markets (Level 1)
Senior subordinated notes	$200,000	$172,500

F.	Contingencies and Commitments

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

G.	Income Taxes

The effective tax rate for the quarter ended March 31, 2008 was 45.6%, compared to 38.5% for the quarter ended March 31, 2007. The increase in the effective tax rate was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income (loss) before income taxes was closer to zero for the quarter ended March 31, 2008 than for the quarter ended March 31, 2007, the impact of expenses not fully deductible for income tax purposes was more significant for the quarter ended March 31, 2008 than for the quarter ended March 31, 2007.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2008, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,024. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

H.	Subsequent Event

On May 2, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”). Backwell is a Canadian provider of packaging and retail graphics services.

I.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., Synnoflex Inc., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications, Ltd., and Flex-Art Design Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Successor’s domestic subsidiaries and rank secondary to the Successor’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the remaining direct and indirect domestic and foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,790	$3,938	$12,539	$—	$20,267
Receivables from customers, less allowances	—	37,956	23,523	—	61,479
Intercompany receivables	383,454	59,633	—	(443,087)	—
Inventories	—	5,473	3,408	—	8,881
Deferred income taxes	447	508	148	—	1,103
Prepaid expenses and other current assets	137	7,198	4,166	—	11,501

Total current assets	387,828	114,706	43,784	(443,087)	103,231
Investment in subsidiaries	114,080	23,001	36,567	(173,648)	—
Properties, plants and equipment, net	—	42,293	9,914	—	52,207
Goodwill	—	119,962	63,351	—	183,313
Other intangible assets, net	—	127,391	54,009	—	181,400
Deferred financing costs, net	8,548	—	—	—	8,548
Deferred income taxes	1,341	161	—	(1,502)	—
Other assets	—	184	183	—	367

Total assets	$511,797	$427,698	$207,808	$(618,237)	$529,066

Liabilities
Current liabilities
Accounts payable, trade	$349	$12,913	$7,053	$—	$20,315
Intercompany payables	57,185	332,421	53,481	(443,087)	—
Accrued compensation	—	3,457	1,008	—	4,465
Accrued taxes, including taxes on income	—	374	2,132	—	2,506
Accrued interest	5	7,017	—	—	7,022
Other current liabilities	—	5,768	2,285	—	8,053
Current portion of short-term and long-term obligations	1,401	508	267	—	2,176

Total current liabilities	58,940	362,458	66,226	(443,087)	44,537
Noncurrent liabilities
Long-term obligations, net of current portion	336,302	979	22,068	—	359,349
Noncurrent liabilities	—	—	113	—	113
Deferred income taxes	—	—	10,014	(1,502)	8,512

Total liabilities	395,242	363,437	98,421	(444,589)	412,511

Contingencies and commitments
Stockholder’s equity	116,555	64,261	109,387	(173,648)	116,555

Total liabilities and stockholder’s equity	$511,797	$427,698	$207,808	$(618,237)	$529,066

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,515	$3,068	$13,884	$—	$34,467
Receivables from customers, less allowances	—	38,712	22,430	—	61,142
Related party receivables	312,755	53,455	42,209	(408,419)	—
Inventories	—	5,013	2,705	—	7,718
Deferred income taxes	—	508	67	—	575
Prepaid expenses and other current assets	10	8,119	2,910	—	11,039

Total current assets	330,280	108,875	84,205	(408,419)	114,941
Investment in subsidiaries	117,232	23,001	36,567	(176,800)	—
Properties, plants and equipment, net	—	43,058	10,310	—	53,368
Goodwill	—	119,962	55,971	—	175,933
Other intangible assets, net	—	129,219	47,014	—	176,233
Deferred financing costs, net	8,848	—	—	—	8,848
Deferred income taxes	1,320	460	—	(1,780)	—
Other assets	47	184	652	—	883

Total assets	$457,727	$424,759	$234,719	$(586,999)	$530,206

Liabilities
Current liabilities
Accounts payable, trade	$428	$15,389	$6,529	$—	$22,346
Related party payables	—	330,874	77,545	(408,419)	—
Accrued compensation	—	6,185	1,743	—	7,928
Accrued taxes, including taxes on income	—	273	2,124	—	2,397
Accrued interest	23	1,018	7	—	1,048
Other current liabilities	—	4,438	2,663	—	7,101
Current portion of long-term obligations	1,401	507	318	—	2,226

Total current liabilities	1,852	358,684	90,929	(408,419)	43,046
Noncurrent liabilities
Long-term obligations, net of current portion	336,665	1,127	23,067	—	360,859
Noncurrent liabilities	—	1,042	356	—	1,398
Deferred income taxes	—	—	7,473	(1,780)	5,693

Total noncurrent liabilities	336,665	2,169	30,896	(1,780)	367,950

Total liabilities	338,517	360,853	121,825	(410,199)	410,996

Minority interest	—	—	—	—	—
Contingencies and commitments
Stockholders’ equity	119,210	63,906	112,894	(176,800)	119,210

Total liabilities and stockholders’ equity	$457,727	$424,759	$234,719	$(586,999)	$530,206

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,452	$27,799	$—	$83,251
Sales to related parties	—	1,179	1,196	(2,375)	—

Total revenues	—	56,631	28,995	(2,375)	83,251

Costs and expenses
Cost of goods sold	—	35,263	21,424	(2,375)	54,312
Selling, general and administrative expenses	351	8,445	3,789	—	12,585
Depreciation and amortization	—	4,834	1,659	—	6,493
Interest expense	1,170	7,652	680	—	9,502
Other (income) expense, net	(1,551)	(216)	2,128	—	361

Total costs and expenses	(30)	55,978	29,680	(2,375)	83,253

Equity in net income of subsidiaries	(499)	—	—	499	—

Income from continuing operations before income taxes	(469)	653	(685)	499	(2)
Provision (benefit) for taxes on income (loss)	(467)	299	168	—	—

Income from continuing operations	(2)	354	(853)	499	(2)

Income from discontinued operations	—	—	—	—	—
Provision (benefit) for taxes on income (loss)	—	—	—	—	—

Net income	$(2)	$354	$(853)	$499	$(2)

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,047	$20,079	$—	$75,126
Sales to related parties	—	1,071	422	(1,493)	—

Total revenues	—	56,118	20,501	(1,493)	75,126

Costs and expenses
Cost of goods sold	—	35,562	14,822	(1,493)	48,891
Selling, general and administrative expenses	615	8,417	1,269	—	10,301
Depreciation and amortization	—	3,999	1,106	—	5,105
Interest expense	657	7,729	561	—	8,947
Other (income) expense, net	(207)	(89)	4	—	(292)

Total costs and expenses	1,065	55,618	17,762	(1,493)	72,952

Equity in net income of subsidiaries	2,679	—	—	(2,679)	—

Income from continuing operations before income taxes	1,614	500	2,739	(2,679)	2,174
Provision (benefit) for taxes on income (loss)	(395)	220	1,012	—	837

Income from continuing operations	2,009	280	1,727	(2,679)	1,337

Income from discontinued operations	—	—	842	—	842
Provision (benefit) for taxes on income (loss)	—	—	170	—	170

Net income	$2,009	$280	$2,399	$(2,679)	$2,009

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$2,411	$2,490	$4,285	$—	$9,186

Investing activities:
Acquisition of properties, plants and equipment	—	(1,870)	(592)	—	(2,462)
Proceeds from sale of equipment	—	450	—	—	450
Business acquisitions, net of cash acquired	(15,725)	—	(4,657)	—	(20,382)

Cash used in investing activities	(15,725)	(1,420)	(5,249)	—	(22,394)

Financing activities:
Payments for deferred financing fees	(60)	—	—	—	(60)
Payments on long-term debt	(351)	(200)	(118)	—	(669)

Cash provided by (used in) financing activities	(411)	(200)	(118)	—	(729)

Effect of exchange rate changes on cash	—	—	(263)	—	(263)

Net change in cash and cash equivalents	(13,725)	870	(1,345)	—	(14,200)
Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$3,790	$3,938	$12,539	$—	$20,267

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$9,560	$897	$2,363	$—	$12,820

Investing activities:
Acquisition of properties, plants and equipment	—	(2,527)	(398)	—	(2,925)
Proceeds from divestiture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(11,950)	—	—	—	(11,950)

Cash used in investing activities	(11,950)	(1,027)	(1,270)	—	(14,247)

Financing activities:
Borrowings on acquisition facility	22,980	—	—	—	22,980
Payments on long-term debt	(250)	—	(164)	—	(414)

Cash provided by financing activities	22,730	—	(164)	—	22,566

Effect of exchange rate changes on cash	—	—	7	—	7

Net change in cash	20,340	(130)	936	—	21,146
Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$22,440	$2,155	$9,209	$—	$33,804

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “ Financial Statements” in Part 1 of this quarterly report on Form 10-Q.

The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this report.

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

In January 2008, we continued to strengthen our North American business through the acquisition of 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec.

While we continue to successfully grow our business through acquisitions, sales from our base business were $73.5 million for the first quarter of 2008 compared to $75.1 million for the first quarter of 2007. This decrease is primarily due to price erosion in the industry and the timing of orders received from customers during 2007 leading to very strong results in the year ago period to compare against.

While sales from our base business for the first quarter of 2008 are $1.6 million lower than the first quarter of 2007, we were able to effectively control costs in the first quarter of 2008. Cost of goods sold as a percentage of sales for our entire business was 65.2% in the first quarter of 2008, compared to 65.1% for the first quarter of 2007. The effective control of costs was partially due to the process of consolidating certain operations in North America during 2007.

RESULTS OF OPERATIONS

The information presented below for the three months ended March 31, 2008 and 2007 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	(unaudited)		(unaudited)
Sales	$83,251	100.0%	$75,126	100.0%
Cost of goods sold	54,312	65.2%	48,891	65.1%
Selling, general, and administrative expenses	12,585	15.1%	10,301	13.7%
Depreciation and amortization	6,493	7.8%	5,105	6.8%

Income from operations	9,861	11.8%	10,829	14.4%
Interest expense	9,502	11.4%	8,947	11.9%
Other expense, net	361	0.4%	(292)	–0.4%

Income from (loss on) continuing operations before income taxes	(2)	0.0%	2,174	2.9%
Provision (benefit) for income taxes	—	0.0%	837	1.1%

Income from (loss on) continuing operations	(2)	0.0%	1,337	1.8%

Income from (loss on) discontinued operations	—	0.0%	842	1.1%
Provision (benefit) for income taxes on discontinued operations	—	0.0%	170	0.2%

Net income (loss)	$(2)	0.0%	$2,009	2.7%

Sales. Sales increased 10.8%, or $8.1 million, to $83.3 million for the quarter ended March 31, 2008 from $75.1 million for the quarter ended March 31, 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 added sales of $4.7 million for the quarter ended March 31, 2008. The acquisition of McGurk in the United Kingdom on April 2, 2007 added sales of $3.6 million for the quarter ended March 31, 2008. The acquisition of the operations of C.M Jackson Associates, Inc. (“CMJ”) in the United States on February 28, 2007 added incremental sales of $1.4 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

After excluding the impact of sales generated from acquisitions, sales in the United States decreased by $1.1 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This decrease was due to price erosion in the industry as well as to the timing of orders from customers in the quarter ended March 31, 2007 having a positive impact on sales for that quarter. After excluding the impact of sales generated from acquisitions, sales in Canada decreased by $1.5 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 for the same reasons experienced in the United States. The decrease in sales in Canada would have been $3.7 million; however, the weakening of the United States dollar compared to the Canadian dollar positively impacted sales in Canada by $2.2 million. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom increased by $0.6 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The weakening of the United States dollar compared to the British pound positively impacted sales in the United Kingdom by $0.1 million and the remaining increase of $0.5 was due to organic growth. Sales in continental Europe increased by $0.4 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2008 increased 11.1%, or $5.4 million, to $54.3 million from $48.9 million for the quarter ended March 31, 2007. The acquisitions previously discussed added estimated incremental costs of goods sold in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 of $2.9 million for Tri-Ad, $2.9 million for McGurk, and $0.8 million for the operations of CMJ. Cost of goods sold increased an additional $1.5 million and $0.1 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 due to the weakening of the United States dollar compared to the Canadian dollar and the British pound, respectively. After excluding the incremental costs associated with acquisitions and the foreign currency impact, the remaining impact was a decrease in cost of goods sold of $2.8 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This decrease was due to the timing of orders from customers as previously discussed and the realization of benefits from consolidating certain operations in North America during 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2008 increased 22.2%, or $2.3 million, to $12.6 million from $10.3 million for the quarter ended March 31, 2007. The acquisitions previously discussed added estimated incremental expenses in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 of $0.8 million for Tri-Ad, $0.6 million for McGurk, and $0.7 million for the operations of CMJ. The remaining increase in selling, general and administrative expenses is not significant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2008 increased 27.2%, or $1.4 million, to $6.5 million from $5.1 million for the quarter ended March 31, 2007. The acquisitions previously discussed added estimated expenses in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 of $0.1 million for Tri-Ad, $0.4 million for McGurk, and $0.1 million for the operations of CMJ. The remaining increase of $0.8 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for the quarter ended March 31, 2008 increased 6.2%, or $0.6 million, to $9.5 million from $8.9 million for the quarter ended March 31, 2007. This increase was due to interest expense on borrowings made on the senior secured acquisition facility during 2007. Interest expense from borrowings on the senior secured acquisition facility was $0.7 million in the quarter ended March 31, 2008 compared to $0.1 million in the quarter ended March 31, 2007.

Other Expense (Income), net. Other expenses, net for the quarter ended March 31, 2008 increased by $0.7 million to $0.4 million of expense from $0.3 million of income for the quarter ended March 31, 2007. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from the quarter ended March 31, 2008 to the quarter ended March 31, 2007 was primarily due to a larger unfavorable fluctuation in United States dollar and Canadian dollar exchange rates during the first quarter of 2008 compared to the same period of 2007.

Provision for income taxes. The effective tax rate for the quarter ended March 31, 2008 was 45.6%, compared to 38.5% for the quarter ended March 31, 2007. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the quarter ended March 31, 2008 than for the quarter ended March 31, 2007. This larger impact in the quarter ended March 31, 2008 than quarter ended March 31, 2007 is due to the loss before income taxes for the quarter ended March 31, 2008 being closer to zero than the income before income taxes for the quarter ended March 31, 2007.

Income from discontinued operations. Income from (loss on) discontinued operations was zero in the quarter ended March 31, 2008 compared to a gain of $0.8 million in the quarter ended March 31, 2007. This fluctuation was primarily due to the divestiture of the controlling interest in Mozaic Group, Ltd. during the quarter ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008, we had $20.3 million in cash and cash equivalents and $40.6 million in adjusted working capital1 compared with $34.5 million in cash and cash equivalents and $39.7 million in adjusted working capital1 at December 31, 2007. The $14.2 million decrease in cash is primarily due to the payment of $20.4 million for the acquisition of Tri-Ad in January 2008, partially offset by cash generated from operations. The $0.9 million increase in adjusted working capital is primarily due to $3.0 million of adjusted working capital associated with the Tri-Ad acquisition and a reduction in accrued compensation during the quarter ended March 31, 2008 of $3.7 million (excluding Tri-Ad). The reduction of $3.7 million included a payment of $2.5 million under the purchase agreement for the operations of CMJ. These increases in working capital were partially offset by an increase in accrued interest of $6.0 million during the quarter ended March 31, 2008.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for, working capital as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	March 31, 2008	December 31, 2007
Working capital	$58,694	$71,895
Less cash	(20,267)	(34,467)
Add current portion of short-term and long-term obligations	2,176	2,226

Adjusted working capital	$40,603	$39,654

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At March 31, 2008, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2008 was $361.5 million. In 2011, our debt service requirements will substantially increase as a result of the maturity on December 30, 2011 of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2008 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2008:

	Required		Actual
Maximum leverage ratio		5.75	5.45
Minimum interest coverage ratio		1.70	1.86
Maximum annual capital expenditures	not to exceed $	15.0 million	$2.5 million

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

Cash flow

Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007

Cash flows from operating activities. Net cash provided by operating activities was $9.2 million for the quarter ended March 31, 2008 as compared to $12.8 million for the quarter ended March 31, 2007. The primary reason for the decrease was the payment of $2.5 million under the purchase agreement for the operations of CMJ.

Cash flows from investing activities. Net cash used for investing activities was $22.4 million for the quarter ended March 31, 2008 as compared to $14.2 million for the quarter ended March 31, 2007. The increase in cash used for investing activities is primarily due to the acquisition of Tri-Ad in January 2008, partially offset by the acquisition of CMJ in February 2007. In addition, capital expenditures decreased $0.4 million to $2.5 million for the quarter ended March 31, 2008 as compared to $2.9 million for the quarter ended March 31, 2007. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash used in financing activities was $0.7 million for the quarter ended March 31, 2008 as compared to cash provided by financing activities of $22.6 million for the quarter ended March 31, 2007. The primary reason for this fluctuation was borrowings of $23.0 million on the acquisition facility during the quarter ended March 31, 2007. There were no borrowings on the acquisition facility during the quarter ended March 31, 2008.

Contractual Obligations

At March 31, 2008, there were no material changes in our December 31, 2007 contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on our consolidated financial statements as the Company did not elect to measure any financial assets or financial liabilities at fair value.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. Upon adoption on January 1, 2008, the provisions of SFAS 157 are applied prospectively with limited exceptions. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

See Note A to the Condensed Consolidated financial Statements for the impact of recently issued accounting standards.

There have been no other material changes to our critical accounting policies since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2008 there were no material changes in our December 31, 2007 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, which excluded an assessment of internal control of the acquired operations of 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. (collectively “Tri-Ad”); McGurk Studios Limited and Thames McGurk Limited, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, at the reasonable assurance level.

The Company acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., “Tri-Ad”) effective January 1, 2008 and the Company acquired the outstanding shares of McGurk Studios Limited and Thames McGurk Limited on April 2, 2007. As permitted by the SEC, management’s assessment as of March 31, 2008 did not include the internal control of Tri-Ad, McGurk Studios Limited and Thames McGurk Limited, all of which are included in the Company’s consolidated financial statements as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, we changed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to include the previously out of scope acquisition of the operations of C.M. Jackson Associates, Inc. within our evaluation of control effectiveness. However, as controls were in place for these operations prior to the first quarter of 2008, these changes have neither materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

EXHIBIT NUMBER	DESCRIPTION
4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

EXHIBIT NUMBER	DESCRIPTION
4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1*	Amendment No. 1 dated as of January 2, 2008 to the Undertaking Agreement dated February 20, 2007 between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.2	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.3*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 20, 2008, File No. 333-133825

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	ADDITIONAL EXHIBIT

99.1	Press release announcing Backwell acquisition

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: May 8, 2008	By:	/s/ Henry R. Baughman
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	By:	/s/ James M. Dahmus
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)