Form 10-Q
period 2008-06-30
SGS International, Inc.
filed 2008-08-08
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
NET SALES	$84,492	$80,363
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	55,876	54,057
Selling, general, and administrative expenses	12,232	12,438
Depreciation and amortization	7,207	5,792

INCOME FROM OPERATIONS	9,177	8,076

NON-OPERATING EXPENSES:
Interest expense	9,199	9,276
Other expense (income), net	(714)	481

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	692	(1,681)

PROVISION (BENEFIT) FOR INCOME TAXES	377	(575)

NET INCOME (LOSS)	$315	$(1,106)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
NET SALES	$167,743	$155,489
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	110,188	102,948
Selling, general, and administrative expenses	24,817	22,739
Depreciation and amortization	13,700	10,897

INCOME FROM OPERATIONS	19,038	18,905

NON-OPERATING EXPENSES:

Interest expense	18,701	18,223
Other expense (income), net	(353)	189

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	690	493

PROVISION FOR INCOME TAXES	377	262

INCOME FROM CONTINUING OPERATIONS	313	231

INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	—	842

PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS	—	170

NET INCOME	$313	$903

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$14,290	$34,467
Receivables from customers, less allowances of $900 and $830 at June 30, 2008 and December 31, 2007, respectively	60,958	61,142
Inventories	8,237	7,718
Deferred income taxes	1,462	575
Prepaid expenses and other current assets	11,120	11,039

Total current assets	96,067	114,941

Properties, plants and equipment, net	51,744	53,368
Goodwill	184,468	175,933
Other intangible assets, net	181,181	176,233
Deferred financing costs, net	8,229	8,848
Other assets	503	883

TOTAL ASSETS	$522,192	$530,206

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$17,193	$22,346
Accrued compensation	5,572	7,928
Accrued taxes, including taxes on income	2,924	2,397
Accrued interest	1,016	1,048
Other current liabilities	7,669	7,101
Current portion of short-term and long-term obligations	2,173	2,226

Total current liabilities	36,547	43,046
Long-term obligations, net of current portion	359,129	360,859
Non-current liabilities	264	1,398
Deferred income taxes	8,901	5,693

Total liabilities	404,841	410,996

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	11,337	13,509
Accumulated deficit	(986)	(1,299)

Total stockholder’s equity	117,351	119,210

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$522,192	$530,206

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Loss	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2007		$—	$107,000	$(1,299)	$13,509	$119,210
Comprehensive loss:
Net income	$313	—	—	313	—	313
Cumulative translation adjustments, net	(2,172)	—	—	—	(2,172)	(2,172)

Comprehensive loss	$(1,859)

Balance at June 30, 2008		$—	$107,000	$(986)	$11,337	$117,351

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES	$10,294	$10,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(5,702)	(6,171)
Proceeds from sale of equipment	487	—
Proceeds from divestiture of business, net of cash divested	—	628
Business acquisitions, net of cash acquired	(23,834)	(28,471)

Net cash used in investing activities	(29,049)	(34,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	—	23,057
Payments for deferred financing fees	(117)	—
Payments on long-term debt	(1,192)	(2,367)

Net cash provided by (used in) financing activities	(1,309)	20,690

Effect of exchange rate changes on cash	(113)	452

DECREASE IN CASH AND CASH EQUIVALENTS	(20,177)	(1,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,467	12,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,290	$10,775

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V (“SGS Mexico”), SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited and SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, SGS Asia Pacific Limited since July 11, 2007, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. since January 1, 2008, and Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2, 2008.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 do not include the accounts of Mozaic, but includes our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at June 30, 2008 and December 31, 2007. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

The following table represents the major classes of assets and liabilities as of the date of the disposal of Mozaic:

Current assets	$3,120
Non-current assets	$812

Current liabilities	$4,209
Non-current liabilities	$288

Below are the amounts of revenue and pre-tax profit reported from the discontinued operations of Mozaic. The pre-tax profit of $842 for the six months ended June 30, 2007 includes a gain on the sale of Mozaic of $935. Excluding this gain on sale, the pre-tax loss was $93.

Six Months Ended June 30, 2007
Sales	$2,406
Pre-tax profit	$842

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$2,314	$2,709
Work-in-process	5,923	5,009

	$8,237	$7,718

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

Change in Accounting Estimate

During the six months ended June 30, 2008, the Company made a change in accounting estimate by revising the estimated remaining useful life on production software that is expected to be replaced by the end of 2008. Amortization expense associated with this production software was $1,003 and $1,523 for the quarter and six months ended June 30, 2008, respectively, compared to $278 and $557 for the quarter and six months ended June 30, 2007, respectively. Based on this change in estimate, increased amortization will continue through the remainder of 2008 with a full year impact of approximately $2,414.

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

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for a cash purchase price of 22.0 million Canadian dollars ($22,319 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition), subject to adjustment as described in the SPA. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The preliminary purchase price allocation for the acquisition of Tri-Ad is provided below. This allocation may change significantly based on final purchase price adjustments and ongoing intangible asset valuations.

Purchase price	$22,319
Transaction costs	742

Total cash acquisition price	$23,061

Allocation of acquisition price:
Current assets	$7,849
Properties, plants and equipment	2,475
Goodwill	8,718
Customer relationships	7,084
Other intangible assets	892
Liabilities assumed	(3,957)

Total cash acquisition price	$23,061

Results of operations of Tri-Ad are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition of Tri-Ad had been made at the beginning of each period presented, would not have been materially different from the results reported.

On May 2, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired a Canadian provider of packaging and retail graphics for an aggregate cash consideration of 3.2 million Canadian dollars ($3,197 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition) (the “Consideration”). A portion of the Consideration is payable only if the acquired business achieves a specified threshold of earnings before interest, taxes, depreciation and amortization. The preliminary purchase price allocation for the acquisition is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$3,197
Transaction costs	8

Total cash acquisition price	$3,205

Allocation of acquisition price:
Current assets	$705
Properties, plants and equipment	58
Goodwill	1,140
Customer relationships	2,812
Liabilities assumed	(1,510)

Total cash acquisition price	$3,205

Results of operations of the acquisition are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Goodwill, cost	$184,468	$175,933

Customer relationships, cost	177,208	168,070
Customer relationships, accumulated amortization	(19,907)	(15,733)

Other intangible assets, cost	27,077	26,327
Other intangible assets, accumulated amortization	(3,197)	(2,431)

	$365,649	$352,166

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2008 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)
Balance at December 31, 2007	$175,933	$168,070	$26,327
Acquisitions during the six months ended June 30, 2008	9,858	9,896	892
Changes due to foreign currency fluctuations	(1,323)	(758)	(142)

Balance at June 30, 2008	$184,468	$177,208	$27,077

Amortization of customer relationships and other intangible assets is estimated to be approximately $10,300 annually from 2008 through 2012.

D.	Interest Expense

Interest expense consists of the following:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Interest on senior term loan	$2,155	$2,326
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	377	337
Commitment fees on senior credit facility	58	108
Interest on acquisition facility	567	461
Other	42	44

Total	$9,199	$9,276

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest on senior term loan	$4,425	$4,609
Interest on senior subordinated notes	12,000	12,000
Amortization of deferred financing costs	737	695
Commitment fees on senior credit facility	128	281
Interest on acquisition facility	1,307	567
Other	104	71

Total	$18,701	$18,223

E.	Fair Value Measurements

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

The following table provides the assets and liabilities measured at fair value as of June 30, 2008:

	Total Carrying Value at June 30, 2008	Fair Value Measurements at June 30, 2008 Using Quoted Prices in Active Markets (Level 1)
Senior subordinated notes	$200,000	$172,000

F.	Contingencies and Commitments

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

The effective tax rates for the quarter and six months ended June 30, 2008 were 54.5% and 54.6%, respectively, compared to 34.2% and 32.4% for the quarter and six months ended June 30, 2007, respectively. The increase in the effective tax rate was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income (loss) before income taxes was closer to zero for both the quarter and six months ended June 30,

2008 than for the quarter and six months ended June 30, 2007, the impact of expenses not fully deductible for income tax purposes was more significant for the periods in 2008 than for the comparable periods in 2007.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of June 30, 2008, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,538. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

H.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications, Ltd., Flex-Art Design Inc., Backwell Design Inc., and Gemini Graphic Imaging Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,074	$4,580	$8,636	$—	$14,290
Receivables from customers, less allowances	—	37,384	23,574	—	60,958
Intercompany receivables	381,369	70,320	4,086	(455,775)	—
Inventories	—	5,093	3,144	—	8,237
Deferred income taxes	743	572	147	—	1,462
Prepaid expenses and other current assets	100	7,878	3,142	—	11,120

Total current assets	383,286	125,827	42,729	(455,775)	96,067
Investment in subsidiaries	131,290	33,694	62,919	(227,903)	—
Properties, plants and equipment, net	—	39,804	11,940	—	51,744
Goodwill	—	119,962	64,506	—	184,468
Other intangible assets, net	—	125,604	55,577	—	181,181
Deferred financing costs, net	8,229	—	—	—	8,229
Deferred income taxes	1,281	539	—	(1,820)	—
Other assets	—	163	340	—	503

Total assets	$524,086	$445,593	$238,011	$(685,498)	$522,192

Liabilities
Current liabilities
Accounts payable, trade	$239	$10,119	$6,835	$—	$17,193
Intercompany payables	69,136	349,544	37,095	(455,775)	—
Accrued compensation	—	4,267	1,305	—	5,572
Accrued taxes, including taxes on income	—	516	2,408	—	2,924
Accrued interest	6	1,012	(2)	—	1,016
Other current liabilities	—	4,638	3,031	—	7,669
Current portion of short-term and long-term obligations	1,400	508	265	—	2,173

Total current liabilities	70,781	370,604	50,937	(455,775)	36,547
Noncurrent liabilities
Long-term obligations, net of current portion	335,954	902	22,273	—	359,129
Noncurrent liabilities	—	—	264	—	264
Deferred income taxes	—	—	10,721	(1,820)	8,901

Total noncurrent liabilities	335,954	902	33,258	(1,820)	368,294

Total liabilities	406,735	371,506	84,195	(457,595)	404,841

Contingencies and commitments
Stockholder’s equity	117,351	74,087	153,816	(227,903)	117,351

Total liabilities and stockholder’s equity	$524,086	$445,593	$238,011	$(685,498)	$522,192

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,515	$3,068	$13,884	$—	$34,467
Receivables from customers, less allowances	—	38,712	22,430	—	61,142
Intercompany receivables	312,755	53,455	42,209	(408,419)	—
Inventories	—	5,013	2,705	—	7,718
Deferred income taxes	—	508	67	—	575
Prepaid expenses and other current assets	10	8,119	2,910	—	11,039

Total current assets	330,280	108,875	84,205	(408,419)	114,941
Investment in subsidiaries	117,232	23,001	36,567	(176,800)	—
Properties, plants and equipment, net	—	43,058	10,310	—	53,368
Goodwill	—	119,962	55,971	—	175,933
Other intangible assets, net	—	129,219	47,014	—	176,233
Deferred financing costs, net	8,848	—	—	—	8,848
Deferred income taxes	1,320	460	—	(1,780)	—
Other assets	47	184	652	—	883

Total assets	$457,727	$424,759	$234,719	$(586,999)	$530,206

Liabilities
Current liabilities
Accounts payable, trade	$428	$15,389	$6,529	$—	$22,346
Intercompany payables	—	330,874	77,545	(408,419)	—
Accrued compensation	—	6,185	1,743	—	7,928
Accrued taxes, including taxes on income	—	273	2,124	—	2,397
Accrued interest	23	1,018	7	—	1,048
Other current liabilities	—	4,438	2,663	—	7,101
Current portion of long-term obligations	1,401	507	318	—	2,226

Total current liabilities	1,852	358,684	90,929	(408,419)	43,046
Noncurrent liabilities
Long-term obligations, net of current portion	336,665	1,127	23,067	—	360,859
Noncurrent liabilities	—	1,042	356	—	1,398
Deferred income taxes	—	—	7,473	(1,780)	5,693

Total noncurrent liabilities	336,665	2,169	30,896	(1,780)	367,950

Total liabilities	338,517	360,853	121,825	(410,199)	410,996

Contingencies and commitments
Stockholder’s equity	119,210	63,906	112,894	(176,800)	119,210

Total liabilities and stockholder’s equity	$457,727	$424,759	$234,719	$(586,999)	$530,206

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,593	$28,899	$—	$84,492
Sales to related parties	—	719	2,716	(3,435)	—

Total revenues	—	56,312	31,615	(3,435)	84,492

Costs and expenses
Cost of goods sold	—	36,561	22,750	(3,435)	55,876
Selling, general and administrative expenses	434	7,816	3,982	—	12,232
Depreciation and amortization	—	5,389	1,818	—	7,207
Interest expense	1,001	7,544	654	—	9,199
Other (income) expense, net	(1,586)	311	561	—	(714)

Total costs and expenses	(151)	57,621	29,765	(3,435)	83,800

Equity in net income (loss) of subsidiaries	(72)	—	—	72	—

Income (loss) from operations before income taxes	79	(1,309)	1,850	72	692
Provision (benefit) for taxes on income (loss)	(236)	(444)	1,057	—	377

Net income (loss)	$315	$(865)	$793	$72	$315

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$54,847	$25,516	$—	$80,363
Sales to related parties	—	1,027	139	(1,166)	—

Total revenues	—	55,874	25,655	(1,166)	80,363

Costs and expenses
Cost of goods sold	—	35,440	19,783	(1,166)	54,057
Selling, general and administrative expenses	566	9,594	2,278	—	12,438
Depreciation and amortization	—	4,284	1,508	—	5,792
Interest expense	926	7,748	602	—	9,276
Other (income) expense, net	(1,506)	86	1,901	—	481

Total costs and expenses	(14)	57,152	26,072	(1,166)	82,044

Equity in net income (loss) of subsidiaries	(1,294)	—	—	1,294	—

Income (loss) from operations before income taxes	(1,280)	(1,278)	(417)	1,294	(1,681)
Provision (benefit) for taxes on income (loss)	(174)	(406)	5	—	(575)

Net income (loss)	$(1,106)	$(872)	$(422)	$1,294	$(1,106)

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$111,045	$56,698	$—	$167,743
Sales to related parties	—	1,898	3,911	(5,809)	—

Total revenues	—	112,943	60,609	(5,809)	167,743

Costs and expenses
Cost of goods sold	—	71,824	44,173	(5,809)	110,188
Selling, general and administrative expenses	785	16,261	7,771	—	24,817
Depreciation and amortization	—	10,223	3,477	—	13,700
Interest expense	2,172	15,195	1,334	—	18,701
Other (income) expense, net	(3,137)	95	2,689	—	(353)

Total costs and expenses	(180)	113,598	59,444	(5,809)	167,053

Equity in net income (loss) of subsidiaries	(571)	—	—	571	—

Income (loss) from continuing operations before income taxes	(391)	(655)	1,165	571	690
Provision (benefit) for taxes on income (loss)	(704)	(144)	1,225	—	377

Income (loss) from continuing operations	313	(511)	(60)	571	313

Income from discontinued operations	—	—	—	—	—
Provision for taxes on income	—	—	—	—	—

Net income (loss)	$313	$(511)	$(60)	$571	$313

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$109,894	$45,595	$—	$155,489
Sales to related parties	—	2,120	561	(2,681)	—

Total revenues	—	112,014	46,156	(2,681)	155,489

Costs and expenses
Cost of goods sold	—	71,024	34,605	(2,681)	102,948
Selling, general and administrative expenses	1,181	18,011	3,547	—	22,739
Depreciation and amortization	—	8,283	2,614	—	10,897
Interest expense	1,583	15,477	1,163	—	18,223
Other (income) expense, net	(1,713)	(3)	1,905	—	189

Total costs and expenses	1,051	112,792	43,834	(2,681)	154,996

Equity in net income of subsidiaries	1,385	—	—	(1,385)	—

Income (loss) from continuing operations before income taxes	334	(778)	2,322	(1,385)	493
Provision (benefit) for taxes on income (loss)	(569)	(186)	1,017	—	262

Income (loss) from continuing operations	903	(592)	1,305	(1,385)	231

Income from discontinued operations	—	—	842	—	842
Provision for taxes on income	—	—	170	—	170

Net income (loss)	$903	$(592)	$1,977	$(1,385)	$903

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$101	$4,754	$5,439	$—	$10,294

Investing activities:
Acquisition of properties, plants and equipment	—	(3,420)	(2,282)	—	(5,702)
Proceeds from sale of equipment	—	487	—	—	487
Business acquisitions, net of cash acquired	—	—	(23,834)	—	(23,834)

Cash used in investing activities	—	(2,933)	(26,116)	—	(29,049)

Financing activities:
Payments for deferred financing fees	(117)	—	—	—	(117)
Payments on long-term debt	(700)	(309)	(183)	—	(1,192)
Intercompany financing, net	(15,725)	—	15,725	—	—

Cash provided by (used in) financing activities	(16,542)	(309)	15,542	—	(1,309)

Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net change in cash and cash equivalents	(16,441)	1,512	(5,248)	—	(20,177)
Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$1,074	$4,580	$8,636	$—	$14,290

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$4,373	$3,052	$3,564	$—	$10,989

Investing activities:
Acquisition of properties, plants and equipment	(11)	(5,319)	(841)	—	(6,171)
Proceeds from divestiture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(27,737)	—	(734)	—	(28,471)

Cash used in investing activities	(27,748)	(3,819)	(2,447)	—	(34,014)

Financing activities:
Borrowings on acquisition facility	23,000	57	—	—	23,057
Payments on long-term debt	(579)	(12)	(1,776)	—	(2,367)

Cash provided by (used in) financing activities	22,421	45	(1,776)	—	20,690

Effect of exchange rate changes on cash	—	—	452	—	452

Net change in cash and cash equivalents	(954)	(722)	(207)	—	(1,883)
Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$1,146	$1,563	$8,066	$—	$10,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “ Financial Statements” in Part I of this quarterly report on Form 10-Q.

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

In 2008, we have continued our strategy of making tactical acquisitions. We acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc. (collectively “Tri-Ad”) in January and Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario.

While we continue to successfully grow our business in 2008 through tactical acquisitions, sales from our base business were $152.9 million for the first six months of 2008 compared to $155.5 million for the first quarter of 2007. This decrease is due to price erosion in the industry of approximately 2% to 3%; however, we continued to hold our market share during this period.

In addition, we mitigated the negative impact of price concessions on sales from our base business through effective cost control measures. Cost of goods sold (exclusive of depreciation) as a percentage of sales for our entire business was 65.7% for the first six months of 2008, compared to 66.2% for the first six months of 2007. The effective control of costs was partially due to the process of consolidating certain operations in North America and headcount reductions during 2007.

RESULTS OF OPERATIONS

The information presented below for the three months ended June 30, 2008 and 2007 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	(unaudited)		(unaudited)
Sales	$84,492	100.0%	$80,363	100.0%
Cost of goods sold (exclusive of depreciation)	55,876	66.1%	54,057	67.3%
Selling, general, and administrative expenses	12,232	14.5%	12,438	15.5%
Depreciation and amortization	7,207	8.5%	5,792	7.2%

Income from operations	9,177	10.9%	8,076	10.0%
Interest expense	9,199	10.9%	9,276	11.5%
Other expense (income), net	(714)	-0.8%	481	0.6%

Income from (loss on) continuing operations before income taxes	692	0.8%	(1,681)	-2.1%
Provision (benefit) for income taxes	377	0.4%	(575)	-0.7%

Net income (loss)	$315	0.4%	$(1,106)	-1.4%

Sales. Sales increased 5.1%, or $4.1 million, to $84.5 million for the quarter ended June 30, 2008 from $80.4 million for the quarter ended June 30, 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 and the acquisition of Backwell in Canada on May 2, 2007 added sales of $4.8 million and $0.3 million, respectively, for the quarter ended June 30, 2008.

Sales in the United States increased by $0.7 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This increase was primarily due to the timing of orders from customers in the quarter ended June 30, 2007 having a positive impact on sales for that quarter. Offsetting this increase was a reduction in sales of approximately 2% to 3% due to price erosion. After excluding the impact of sales generated from acquisitions, sales in Canada decreased by $0.9 million for the quarter ended June 30, 2008 primarily due to price erosion and an overall softness in our Canadian markets during the quarter ended June 30, 2008. The decrease in sales in Canada would have been $2.0 million; however, the weakening of the United States dollar compared to the Canadian dollar positively impacted sales in Canada by $1.1 million. Sales in the United Kingdom decreased by $0.6 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This decrease was primarily due to price erosion. Sales in continental Europe increased by $0.1 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This increase was due to the weakening of the United States dollar compared to the Euro.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2008 increased 3.4%, or $1.8 million, to $55.9 million from $54.1 million for the quarter ended June 30, 2007. Cost of good sold as a percentage of sales decreased to 66.1% for the quarter ended June 30, 2008 from 67.3% for the quarter ended June 30, 2007. The acquisitions of Tri-Ad and Backwell previously discussed added incremental costs of goods sold in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 of $2.8 million for Tri-Ad and $0.2 million for Backwell. Cost of goods sold increased an additional $0.9 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 due to the weakening of the United States dollar compared to the Canadian dollar. The fluctuation of the United States dollar compared to other currencies did not have a significant impact on cost of sales during the quarter ended June 30, 2007. After excluding the incremental costs associated with acquisitions and the foreign currency impact, the remaining impact was a decrease in cost of goods sold of $2.1 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This decrease was primarily due to the realization of benefits from consolidating certain operations in North America during 2007 and the soft Canadian sales during the quarter ended June 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2008 decreased 1.7%, or $0.2 million, to $12.2 million from $12.4 million for the quarter ended June 30, 2007. The acquisitions of Tri-Ad and Backwell previously discussed added $0.9 million of incremental expenses in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This increase was offset by a $0.7 million reduction of non-recurring expenses associated with integrating business acquisitions and severance costs associated with consolidating certain operations in North America. The remaining fluctuation in selling, general and administrative expenses is not significant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2008 increased 24.4%, or $1.4 million, to $7.2 million from $5.8 million for the quarter ended June 30, 2007. Depreciation and amortization expense increased $0.7 million due to a change in the remaining useful life for production software that is being replaced. The expense associated with this production software was $1.0 million for the quarter ended June 30, 2008 compared to $0.3 million for the quarter ended June 30, 2007. In addition, the acquisitions of Tri-Ad and Backwell previously discussed added $0.4 million of incremental expenses in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The remaining increase of $0.3 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for the quarter ended June 30, 2008 decreased 0.8%, or $0.1 million, to $9.2 million from $9.3 million for the quarter ended June 30, 2007. This decrease was due to lower interest rates on the senior secured term loan during the quarter ended June 30, 2008 than the quarter ended June 30, 2007. Interest expense on the senior secured term loan was $2.1 million for the quarter ended June 30, 2008 compared to $2.3 million for the quarter ended June 30, 2007. This decrease was partially offset by an increase in interest expense on the senior secured acquisition facility due to borrowings made in connection with the Tri-Ad acquisition previously discussed. Interest expense from borrowings on the senior secured acquisition facility was $0.6 million in the quarter ended June 30, 2008 compared to $0.5 million in the quarter ended June 30, 2007.

Other Expense (Income), net. Other expenses, net for the quarter ended June 30, 2008 decreased by $1.2 million to $0.7 million of income from $0.5 million of expense for the quarter ended June 30, 2007. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from the quarter ended June 30, 2008 to the quarter ended June 30, 2007 was primarily due to a more favorable fluctuation in United States dollar and Canadian dollar exchange rates during the second quarter of 2008 compared to the same period of 2007.

Provision for income taxes. The effective tax rate for the quarter ended June 30, 2008 was 54.5%, compared to 34.2% for the quarter ended June 30, 2007. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the quarter ended June 30, 2008 than for the quarter ended June 30, 2007. This larger impact in the quarter ended June 30, 2008 than the quarter ended June 30, 2007 is due to the income before income taxes for the quarter ended June 30, 2008 being closer to zero than the loss before income taxes for the quarter ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	(unaudited)		(unaudited)
Sales	$167,743	100.0%	$155,489	100.0%
Cost of goods sold (exclusive of depreciation)	110,188	65.7%	102,948	66.2%
Selling, general, and administrative expenses	24,817	14.8%	22,739	14.6%
Depreciation and amortization	13,700	8.2%	10,897	7.0%

Income from operations	19,038	11.3%	18,905	12.2%
Interest expense	18,701	11.1%	18,223	11.7%
Other expense, net	(353)	-0.2%	189	0.1%

Income from continuing operations before income taxes	690	0.4%	493	0.3%
Provision for income taxes	377	0.2%	262	0.2%

Income from continuing operations	313	0.2%	231	0.1%

Income from discontinued operations	—	0.0%	842	0.5%
Provision for income taxes on discontinued operations	—	0.0%	170	0.1%

Net income	$313	0.2%	$903	0.6%

Sales. Sales increased 7.9%, or $12.2 million, to $167.7 million for the quarter ended June 30, 2008 from $155.5 million for the quarter ended June 30, 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 added sales of $9.5 million for the six months ended June 30, 2008. The acquisition of Backwell in Canada on May 2, 2008 added sales of $0.3 million for the quarter ended June 30, 2008. The acquisition of McGurk Studios Limited and Thames McGurk Limited (together, “McGurk”) in the United Kingdom on April 2, 2007 added incremental sales of $3.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The acquisition of the operations of C.M Jackson Associates, Inc. (“CMJ”) in the United States on February 28, 2007 added incremental sales of $1.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

After excluding the impact of sales generated from acquisitions, sales in the United States decreased by $0.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was due to price erosion in the industry of approximately 2% to 3%. This decrease was partially offset by an increase in sales volume. After excluding the impact of sales generated from acquisitions, sales in Canada decreased by $2.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to price erosion in the industry and a relative softness in our Canadian markets during the six months ended June 30, 2008. The decrease in sales in Canada would have been $5.8 million; however, the weakening of the United States dollar compared to the Canadian dollar positively impacted sales in Canada by $3.3 million. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom were $20.7 million for both the six months ended June 30, 2008 and the six months ended June 30, 2007. The weakening of the United States dollar compared to the British pound positively impacted sales in the United Kingdom by $0.1 million. Sales in continental Europe increased by $0.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The weakening of the United States dollar compared to the Euro positively impacted sales in continental Europe by $0.2 million.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2008 increased 7.0%, or $7.3 million, to $110.2 million from $102.9 million for the six months ended June 30, 2007. Cost of good sold as a percentage of sales decreased to 65.7% for the quarter ended June 30, 2008 from 66.2% for the quarter ended June 30, 2007. The acquisitions previously discussed added incremental costs of goods sold in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 of $5.7 million for Tri-Ad, $0.2 million for Backwell, $2.9 million for McGurk, and $0.8 million for the operations of CMJ. Cost of goods sold increased an additional $2.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the weakening of the United States dollar compared to the Canadian dollar, British pound, and Euro. After excluding the incremental costs associated with acquisitions and the foreign currency impact, the remaining impact was a decrease in cost of goods sold of $4.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decrease was primarily due to the realization of benefits from consolidating certain operations in North America during 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2008 increased 9.1%, or $2.1 million, to $24.8 million from $22.7 million for the six months ended June 30, 2007. The acquisitions previously discussed added incremental expenses in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 of $3.0 million. This increase was partially offset by a $0.9 million reduction of non-recurring expenses associated with integrating business acquisitions and severance costs associated with consolidating certain operations in North America.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2008 increased 25.7%, or $2.8 million, to $13.7 million from $10.9 million for the six months ended June 30, 2007. Depreciation and amortization expense increased $0.9 million due to a change in the remaining useful life for production software that is being replaced. The expense associated with this production software was $1.5 million for the six months ended June 30, 2008 compared to $0.6 million for the six months ended June 30, 2007. In addition, the acquisitions previously discussed added incremental expenses of $0.9 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The remaining increase of $1.0 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for the six months ended June 30, 2008 increased 2.6%, or $0.5 million, to $18.7 million from $18.2 million for the six months ended June 30, 2007. This increase was due to interest expense on borrowings made on the senior secured acquisition facility during 2007. Interest expense from borrowings on the senior secured acquisition facility was $1.3 million in the six months ended June 30, 2008 compared to $0.6 million in the six months ended June 30, 2007. This increase was partially offset by lower interest rates on the senior secured term loan during the six months ended June 30, 2008 than during the six months ended June 30, 2007. Interest expense on the senior secured term loan was $4.4 million for the six months ended June 30, 2008 compared to $4.6 million for the quarter ended June 30, 2007.

Other Expense (Income), net. Other expenses, net for the six months ended June 30, 2008 increased by $0.5 million to $0.4 million of income from $0.2 million of income for the six months ended June 30, 2007. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from the six months ended June 30, 2008 to the six months ended June 30, 2007 was primarily due to a more favorable fluctuation in United States dollar and Canadian dollar exchange rates during the first six months of 2008 compared to the same period of 2007.

Provision for income taxes. The effective tax rate for the six months ended June 30, 2008 was 54.6%, compared to 32.4% for the six months ended June 30, 2007. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the six months ended June 30, 2008 than for the six months ended June 30, 2007. This larger impact in the six months ended June 30, 2008 than six months ended June 30, 2007 is due to the income before income taxes for the six months ended June 30, 2008 being closer to zero than the income before income taxes for the six months ended June 30, 2007.

Income from discontinued operations. Income from (loss on) discontinued operations was zero in the six months ended June 30, 2008 compared to a gain of $0.8 million in the six months ended June 30, 2007. This fluctuation was due to the divestiture of the controlling interest in Mozaic Group, Ltd. during the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008, we had $14.3 million in cash and cash equivalents and $47.4 million in adjusted working capital1 compared with $34.5 million in cash and cash equivalents and $39.7 million in adjusted working capital1 at December 31, 2007. The $20.2 million decrease in cash is primarily due to the payment of $23.8 million during the six months ended June 30, 2008 for the acquisitions of Tri-Ad and Backwell, partially offset by cash generated from operations. The $7.7 million increase in adjusted working capital is primarily due to $2.9 million and $0.1 million of adjusted working capital associated with the Tri-Ad and Backwell acquisitions, respectively, and a decrease in accounts payable during the six months ended June 30, 2008 of $6.1 million (excluding Tri-Ad and Backwell).

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for, working capital as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	June 30, 2008	December 31, 2007
Working capital	$59,520	$71,895
Less cash	(14,290)	(34,467)
Add current portion of short-term and long-term obligations	2,173	2,226

Adjusted working capital	$47,403	$39,654

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At June 30, 2008, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2008 was $361.3 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans and borrowings on the senior secured acquisition facility on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2008 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2008:

	Required		Actual
Maximum leverage ratio		5.50	5.26
Minimum interest coverage ratio		1.70	1.93
Maximum annual capital expenditures	not to exceed $	15.0 million	$5.7 million

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

Cash flow

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Cash flows from operating activities. Net cash provided by operating activities was $10.3 million for the six months ended June 30, 2008 as compared to $11.0 million for the six months ended June 30, 2007. The primary reason for the decrease was the payment of $2.5 million under the purchase agreement for the operations of CMJ, partially offset by cash provided by the operations of acquired businesses.

Cash flows from investing activities. Net cash used for investing activities was $29.0 million for the six months ended June 30, 2008 as compared to $34.0 million for the six months ended June 30, 2007. The decrease in cash used for investing activities is primarily due to higher cash payments associated with the acquisitions in 2007 than in 2008. In addition, capital expenditures decreased $0.5 million to $5.7 million for the six months ended June 30, 2008 as compared to $6.2 million for the six months ended June 30, 2007. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash used in financing activities was $1.3 million for the six months ended June 30, 2008 as compared to cash provided by financing activities of $20.7 million for the six months ended June 30, 2007. The primary reason for this fluctuation was borrowings of $23.1 million on the acquisition facility during the six months ended June 30, 2007 associated with the acquisitions of CMJ’s operations and McGurk. There were no borrowings on the acquisition facility during the six months ended June 30, 2008 and, with the borrowings at the end of 2007 in connection with the Tri-Ad acquisition, the Company has borrowed all of the $40 million available under the acquisition facility.

Contractual Obligations

At June 30, 2008, there were no material changes in our December 31, 2007 contractual obligations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

See Note A to the Condensed Consolidated financial Statements for the impact of recently issued accounting standards.

There have been no other material changes to our critical accounting policies since December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2008 there were no material changes in our December 31, 2007 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, which excluded an assessment of internal control of the acquired operations of 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc.; and Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, at the reasonable assurance level.

The Company acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-Art Design Inc., “Tri-Ad”) effective January 1, 2008 and the Company acquired the outstanding shares of Backwell on May 2, 2008. As permitted by the SEC, management’s assessment as of June 30, 2008 did not include the internal control of Tri-Ad or Backwell, both of which are included in the Company’s consolidated financial statements as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, we changed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to include the previously out of scope acquisition of the operations of McGurk Studios Limited and Thames McGurk Limited within our evaluation of control effectiveness. However, as controls were in place for these operations prior to the second quarter of 2008, these changes have neither materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as

EXHIBIT NUMBER	DESCRIPTION

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

SGS INTERNATIONAL, INC.

Date: August 8, 2008	By:	/s/ Henry R. Baughman
Henry R. Baughman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ James M. Dahmus
James M. Dahmus
Chief Financial Officer (Principal Financial Officer)