Form 10-Q
period 2008-09-30
SGS International, Inc.
filed 2008-11-12
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
NET SALES	$79,256	$76,482
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	52,502	51,580
Selling, general, and administrative expenses	11,861	11,305
Depreciation and amortization	7,434	6,094

INCOME FROM OPERATIONS	7,459	7,503

NON-OPERATING EXPENSES:
Interest expense	8,785	9,372
Other expense (income), net	(683)	549

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(643)	(2,418)
BENEFIT FOR INCOME TAXES	(325)	(881)

NET LOSS	$(318)	$(1,537)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
NET SALES	$246,999	$231,971
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	162,690	154,528
Selling, general, and administrative expenses	36,678	34,044
Depreciation and amortization	21,134	16,991

INCOME FROM OPERATIONS	26,497	26,408

NON-OPERATING EXPENSES:
Interest expense	27,486	27,595
Other expense (income), net	(1,036)	738

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	47	(1,925)
PROVISION (BENEFIT) FOR INCOME TAXES	52	(619)

LOSS FROM CONTINUING OPERATIONS	(5)	(1,306)

INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	—	842
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS	—	170

NET LOSS	$(5)	$(634)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,872	$34,467
Receivables from customers, less allowances of $820 and $830 at September 30, 2008 and December 31, 2007, respectively	58,889	61,142
Inventories	8,596	7,718
Deferred income taxes	1,369	575
Prepaid expenses and other current assets	8,991	11,039

Total current assets	92,717	114,941
Properties, plants and equipment, net	49,805	53,368
Goodwill	181,953	175,933
Other intangible assets, net	175,739	176,233
Deferred financing costs, net	7,845	8,848
Other assets	323	883

TOTAL ASSETS	$508,382	$530,206

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$14,850	$22,346
Accrued compensation	5,969	7,928
Accrued taxes, including taxes on income	3,014	2,397
Accrued interest	7,018	1,048
Other current liabilities	7,080	7,101
Current portion of short-term and long-term obligations	1,017	2,226

Total current liabilities	38,948	43,046
Long-term obligations, net of current portion	349,906	360,859
Non-current liabilities	256	1,398
Deferred income taxes	8,210	5,693

Total liabilities	397,320	410,996

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	5,366	13,509
Accumulated deficit	(1,304)	(1,299)

Total stockholder’s equity	111,062	119,210

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$508,382	$530,206

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Loss	Common Stock	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2007		$—	$107,000	$(1,299)	$13,509	$119,210
Comprehensive loss:
Net loss	$(5)	—	—	(5)	—	(5)
Cumulative translation adjustments, net	(8,143)	—	—	—	(8,143)	(8,143)

Comprehensive loss	$(8,148)

Balance at September 30, 2008		$—	$107,000	$(1,304)	$5,366	$111,062

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES	$24,055	$18,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(9,438)	(8,862)
Proceeds from sale of equipment	489	—
Proceeds from divestiture of business, net of cash divested	—	628
Business acquisitions, net of cash acquired	(23,959)	(29,162)

Net cash used in investing activities	(32,908)	(37,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on acquisition facility	—	23,000
Payments for deferred financing fees	(117)	—
Payments on long-term debt	(10,063)	(2,901)

Net cash provided by (used in) financing activities	(10,180)	20,099

Effect of exchange rate changes on cash	(562)	834

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,595)	1,628

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,467	12,658

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,872	$14,286

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 39 locations in the United States, Canada, Mexico, Chile, the United Kingdom, the Netherlands, Hong Kong, and the Philippines.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc. (“SGS”), Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited and SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd. (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, SGS Asia Pacific Limited since July 11, 2007, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc. since January 1, 2008, and Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2, 2008.

On October 1, 2008, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc. were amalgamated as a single company named Tri-Ad Graphic Communications Ltd. Immediately following the amalgamation, Tri-Ad Graphic Communications Ltd. transferred all of its assets and liabilities to Southern Graphic Systems-Canada, Co. and was subsequently dissolved.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 do not include the accounts of Mozaic, but include our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at September 30, 2008 and December 31, 2007. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

The following table represents the major classes of assets and liabilities as of the date of the disposal of Mozaic:

Current assets	$3,120
Non-current assets	$812

Current liabilities	$4,209
Non-current liabilities	$288

Below are the amounts of revenue and pre-tax profit reported from the discontinued operations of Mozaic. The pre-tax profit of $842 for the nine months ended September 30, 2007 includes a gain on the sale of Mozaic of $935. Excluding this gain on sale, the pre-tax loss was $93.

Nine Months Ended September 30, 2007
Sales	$2,406
Pre-tax profit	$842

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$2,452	$2,709
Work-in-process	6,144	5,009

Total	$8,596	$7,718

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

Change in Accounting Estimate

During the nine months ended September 30, 2008, the Company made a change in accounting estimate by revising the estimated remaining useful life on production software that is expected to be replaced by the end of 2008. Amortization expense associated with this production software was $1,003 and $2,525 for the quarter and nine months ended September 30, 2008, respectively, compared to $278 and $836 for the quarter and nine months ended September 30, 2007, respectively. Based on this change in estimate, increased amortization will continue through the remainder of 2008 with a full year impact of approximately $2,414 in incremental amortization expense.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective beginning November 15, 2008. The adoption of SFAS 162 is not expected to have an impact on the Company’s consolidated financial statements.

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

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for a cash purchase price of 22.0 million Canadian dollars ($22,319 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition), subject to adjustment as described in the SPA. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The preliminary purchase price allocation for the acquisition of Tri-Ad is provided below. This allocation may change significantly based on final purchase price adjustments.

Purchase price	$22,319
Transaction costs	885

Total cash acquisition price	$23,204

Allocation of acquisition price:
Current assets	$7,778
Properties, plants and equipment	2,475
Goodwill	8,873
Customer relationships	7,085
Other intangible assets	885
Liabilities assumed	(3,892)

Total cash acquisition price	$23,204

Results of operations of Tri-Ad are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition of Tri-Ad had been made at the beginning of each period presented, would not have been materially different from the results reported.

On May 2, 2008, Southern Graphic Systems-Canada, Co. acquired a Canadian provider of packaging and retail graphics for an aggregate cash consideration of 3.2 million Canadian dollars ($3,197 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition) (the “Consideration”). A portion of the Consideration is payable only if the acquired business achieves a specified threshold of earnings before interest, taxes, depreciation and amortization. The preliminary purchase price allocation for the acquisition is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$3,197
Transaction costs	50

Total cash acquisition price	$3,247

Allocation of acquisition price:
Current assets	$766
Properties, plants and equipment	58
Goodwill	1,057
Customer relationships	2,841
Liabilities assumed	(1,475)

Total cash acquisition price	$3,247

Results of operations of the acquisition are included in the condensed consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Goodwill, cost	$181,953	$175,933
Customer relationships, cost	174,383	168,070
Customer relationships, accumulated amortization	(21,951)	(15,733)
Other intangible assets, cost	26,857	26,327
Other intangible assets, accumulated amortization	(3,550)	(2,431)

Total	$357,692	$352,166

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the nine months ended September 30, 2008 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)
Balance at December 31, 2007	$175,933	$168,070	$26,327
Acquisitions during the nine months ended September 30, 2008	9,931	9,927	885
Changes due to foreign currency fluctuations	(3,911)	(3,614)	(355)

Balance at September 30, 2008	$181,953	$174,383	$26,857

Amortization of customer relationships and other intangible assets is estimated to be approximately $10,100 annually from 2008 through 2012.

D.	Interest Expense

Interest expense consists of the following:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Interest on senior term loan	$1,756	$2,397
Interest on senior subordinated notes	6,000	6,000
Amortization of deferred financing costs	384	346
Commitment fees on senior credit facility	65	170
Interest on acquisition facility	538	459
Other	42	—

Total	$8,785	$9,372

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest on senior term loan	$6,181	$7,006
Interest on senior subordinated notes	18,000	18,000
Amortization of deferred financing costs	1,121	1,041
Commitment fees on senior credit facility	193	451
Interest on acquisition facility	1,845	1,026
Other	146	71

Total	$27,486	$27,595

E.	Fair Value Measurements

The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements.

The table below provides the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2008. The estimated fair value is determined using the price of the most recent trade in markets that are not active. The most recent trade at September 30, 2008 occurred on September 17, 2008.

	Total Carrying Value at September 30, 2008	Fair Value Measurements at September 30, 2008
Senior subordinated notes	$200,000	$162,000

The Company’s capability to repurchase the senior subordinated debt at fair value is restricted due to the terms of the Company’s senior secured credit facility.

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

The effective tax rates for the quarter and nine months ended September 30, 2008 were 50.5% and 110.6%, respectively, compared to 36.4% and 41.5% for the quarter and nine months ended September 30, 2007, respectively. The increase in the effective tax rate was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income (loss) before income taxes was closer to zero for both periods in 2008 than for both periods in 2007, the impact of expenses not fully deductible for income tax purposes was more significant for the periods in 2008 than for the comparable periods in 2007.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of September 30, 2008, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,758. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

H.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., Backwell Design Inc., and Gemini Graphic Imaging Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,353	$3,867	$7,652	$—	$14,872
Receivables from customers, less allowances	—	37,146	21,743	—	58,889
Intercompany receivables	380,606	81,540	4,093	(466,239)	—
Inventories	—	5,814	2,782	—	8,596
Deferred income taxes	767	499	103	—	1,369
Prepaid expenses and other current assets	63	6,427	2,501	—	8,991

Total current assets	384,789	135,293	38,874	(466,239)	92,717
Investment in subsidiaries	126,921	33,694	63,107	(223,722)	—
Properties, plants and equipment, net	—	37,686	12,119	—	49,805
Goodwill	—	119,962	61,991	—	181,953
Other intangible assets, net	—	123,817	51,922	—	175,739
Deferred financing costs, net	7,845	—	—	—	7,845
Deferred income taxes	1,322	1,454	—	(2,776)	—
Other assets	—	152	171	—	323

Total assets	$520,877	$452,058	$228,184	$(692,737)	$508,382

Liabilities
Current liabilities
Accounts payable, trade	$393	$7,971	$6,486	$—	$14,850
Intercompany payables	80,102	351,123	35,014	(466,239)	—
Accrued compensation	—	5,068	901	—	5,969
Accrued taxes, including taxes on income	—	562	2,452	—	3,014
Accrued interest	9	7,014	(5)	—	7,018
Other current liabilities	—	4,801	2,279	—	7,080
Current portion of short-term and long-term obligations	389	599	29	—	1,017

Total current liabilities	80,893	377,138	47,156	(466,239)	38,948
Noncurrent liabilities
Long-term obligations, net of current portion	328,922	641	20,343	—	349,906
Noncurrent liabilities	—	—	256	—	256
Deferred income taxes	—	—	10,986	(2,776)	8,210

Total noncurrent liabilities	328,922	641	31,585	(2,776)	358,372

Total liabilities	409,815	377,779	78,741	(469,015)	397,320

Contingencies and commitments
Stockholder’s equity	111,062	74,279	149,443	(223,722)	111,062

Total liabilities and stockholder’s equity	$520,877	$452,058	$228,184	$(692,737)	$508,382

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$54,222	$25,034	$—	$79,256
Sales to related parties	—	324	2,926	(3,250)	—

Total revenues	—	54,546	27,960	(3,250)	79,256

Costs and expenses
Cost of goods sold	—	34,765	20,987	(3,250)	52,502
Selling, general and administrative expenses	154	7,511	4,196	—	11,861
Depreciation and amortization	—	5,568	1,866	—	7,434
Interest expense	3,503	7,207	(1,925)	—	8,785
Other (income) expense, net	(1,672)	146	843	—	(683)

Total costs and expenses	1,985	55,197	25,967	(3,250)	79,899

Equity in net income (loss) of subsidiaries	1,602	—	—	(1,602)	—

Income (loss) from operations before income taxes	(383)	(651)	1,993	(1,602)	(643)
Provision (benefit) for taxes on income (loss)	(65)	(842)	582	—	(325)

Net income (loss)	$(318)	$191	$1,411	$(1,602)	$(318)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$54,928	$21,554	$—	$76,482
Sales to related parties	—	558	260	(818)	—

Total revenues	—	55,486	21,814	(818)	76,482

Costs and expenses
Cost of goods sold	—	35,734	16,664	(818)	51,580
Selling, general and administrative expenses	279	9,003	2,023	—	11,305
Depreciation and amortization	—	4,478	1,616	—	6,094
Interest expense	936	7,762	674	—	9,372
Other (income) expense, net	(451)	(1,245)	2,245	—	549

Total costs and expenses	764	55,732	23,222	(818)	78,900

Equity in net income (loss) of subsidiaries	141	—	—	(141)	—

Income (loss) from operations before income taxes	(623)	(246)	(1,408)	(141)	(2,418)
Provision (benefit) for taxes on income (loss)	914	(1,766)	(29)	—	(881)

Net income (loss)	$(1,537)	$1,520	$(1,379)	$(141)	$(1,537)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$165,267	$81,732	$—	$246,999
Sales to related parties	—	2,222	6,837	(9,059)	—

Total revenues	—	167,489	88,569	(9,059)	246,999

Costs and expenses
Cost of goods sold	—	106,589	65,160	(9,059)	162,690
Selling, general and administrative expenses	939	23,772	11,967	—	36,678
Depreciation and amortization	—	15,791	5,343	—	21,134
Interest expense	5,675	22,402	(591)	—	27,486
Other (income) expense, net	(4,809)	241	3,532	—	(1,036)

Total costs and expenses	1,805	168,795	85,411	(9,059)	246,952

Equity in net income (loss) of subsidiaries	1,031	—	—	(1,031)	—

Income (loss) from continuing operations before income taxes	(774)	(1,306)	3,158	(1,031)	47
Provision (benefit) for taxes on income (loss)	(769)	(986)	1,807	—	52

Income (loss) from continuing operations	(5)	(320)	1,351	(1,031)	(5)

Income from discontinued operations	—	—	—	—	—
Provision for taxes on income	—	—	—	—	—

Net income (loss)	$(5)	$(320)	$1,351	$(1,031)	$(5)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$164,822	$67,149	$—	$231,971
Sales to related parties	—	2,634	821	(3,455)	—

Total revenues	—	167,456	67,970	(3,455)	231,971

Costs and expenses
Cost of goods sold	—	106,714	51,269	(3,455)	154,528
Selling, general and administrative expenses	1,460	27,014	5,570	—	34,044
Depreciation and amortization	—	12,761	4,230	—	16,991
Interest expense	2,519	23,239	1,837	—	27,595
Other (income) expense, net	(2,164)	(1,248)	4,150	—	738

Total costs and expenses	1,815	168,480	67,056	(3,455)	233,896

Equity in net income of subsidiaries	1,526	—	—	(1,526)	—

Income (loss) from continuing operations before income taxes	(289)	(1,024)	914	(1,526)	(1,925)
Provision (benefit) for taxes on income (loss)	345	(1,952)	988	—	(619)

Income (loss) from continuing operations	(634)	928	(74)	(1,526)	(1,306)

Income from discontinued operations	—	—	842	—	842
Provision for taxes on income	—	—	170	—	170

Net income (loss)	$(634)	$928	$598	$(1,526)	$(634)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$9,424	$6,544	$8,087	$—	$24,055

Investing activities:
Acquisition of properties, plants and equipment	—	(5,723)	(3,715)	—	(9,438)
Proceeds from sale of equipment	—	489	—	—	489
Business acquisitions, net of cash acquired	—	—	(23,959)	—	(23,959)

Cash used in investing activities	—	(5,234)	(27,674)	—	(32,908)

Financing activities:
Payments for deferred financing fees	(117)	—	—	—	(117)
Payments on long-term debt	(7,744)	(511)	(1,808)	—	(10,063)
Intercompany financing, net	(15,725)	—	15,725	—	—

Cash provided by (used in) financing activities	(23,586)	(511)	13,917	—	(10,180)

Effect of exchange rate changes on cash	—	—	(562)	—	(562)

Net change in cash and cash equivalents	(14,162)	799	(6,232)	—	(19,595)
Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$3,353	$3,867	$7,652	$—	$14,872

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$8,213	$3,874	$6,004	$—	$18,091

Investing activities:
Acquisition of properties, plants and equipment	(11)	(7,261)	(1,590)	—	(8,862)
Proceeds from divestiture of business, net of cash divested	—	1,500	(872)	—	628
Business acquisition, net of cash acquired	(28,420)	—	(742)	—	(29,162)

Cash used in investing activities	(28,431)	(5,761)	(3,204)	—	(37,396)

Financing activities:
Borrowings on acquisition facility	23,000	—	—	—	23,000
Payments on long-term debt	(887)	(59)	(1,955)	—	(2,901)

Cash provided by (used in) financing activities	22,113	(59)	(1,955)	—	20,099

Effect of exchange rate changes on cash	—	—	834	—	834

Net change in cash and cash equivalents	1,895	(1,946)	1,679	—	1,628
Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$3,995	$339	$9,952	$—	$14,286

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.

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

During 2008, we have continued our strategy of making tactical acquisitions. We acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc. (collectively “Tri-Ad”) in January and Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario.

While we will continue to evaluate and pursue attractive acquisition opportunities, we will also focus on making optional principal repayments on our senior term loan when circumstances allow in order to strengthen our balance sheet and reduce interest expense. In the third quarter of 2008, we made an optional principal repayment of $8.2 million on our senior term loan.

As we continue to successfully grow our business in 2008 through tactical acquisitions, sales increased $15.0 million to $247.0 million for the first nine months of 2008 from $232.0 million for the first nine months of 2007. The acquisitions completed in 2007 and 2008 contributed incremental sales of $19.6 million for the first nine months of 2008 compared to the first nine months of 2007. These sales were partially offset by a reduction in sales of $4.3 million to our tobacco industry customers in North America. We believe this decrease in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements from the United States and Canadian Governments that have not yet occurred.

We have previously reported that price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. To date we have attempted to mitigate the negative impact of price concessions on our sales by putting in place effective cost control measures, among other things. As part of our strategy to combat continuing downward pressure on our pricing, we are seeking business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to achieve profitable organic growth. Consistent with that strategy, we have raised prices on our non-contractual work.

Our effective cost control measures included the consolidation of certain operations during 2007 and 2008 in North America and Europe, as well as headcount reductions. As a result, cost of goods sold (exclusive of depreciation) as a percentage of sales for our entire business was 65.9% for the first nine months of 2008, compared to 66.6% for the first nine months of 2007. We plan to continue the process of consolidating certain operations in the future.

RESULTS OF OPERATIONS

The information presented below for the three months ended and nine months ended September 30, 2008 and 2007 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	(unaudited)		(unaudited)
Sales	$79,256	100.0%	$76,482	100.0%
Cost of goods sold (exclusive of depreciation)	52,502	66.2%	51,580	67.4%
Selling, general, and administrative expenses	11,861	15.0%	11,305	14.8%
Depreciation and amortization	7,434	9.4%	6,094	8.0%

Income from operations	7,459	9.4%	7,503	9.8%
Interest expense	8,785	11.1%	9,372	12.3%
Other expense (income), net	(683)	-0.9%	549	0.7%

Loss from continuing operations before income taxes	(643)	-0.8%	(2,418)	-3.2%
Benefit for income taxes	(325)	-0.4%	(881)	-1.2%

Net loss	$(318)	-0.4%	$(1,537)	-2.0%

Sales. Sales increased 3.6%, or $2.8 million, to $79.3 million for the quarter ended September 30, 2008 from $76.5 million for the quarter ended September 30, 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 and the acquisition of Backwell in Canada on May 2, 2008 added sales of $4.7 million and $0.1 million, respectively, for the quarter ended September 30, 2008.

Sales in the United States decreased by $0.7 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This decrease was due to the reduction in sales to our tobacco industry customers resulting from the consolidation of brands within tobacco companies and anticipated changes in labeling requirements that have not yet occurred. Sales in the United States to our tobacco industry customers decreased $2.0 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This decrease was partially offset by increased sales to customers in other industries. After excluding the impact of sales generated from acquisitions, sales in Canada were essentially flat for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The decrease in sales to our tobacco industry customers previously discussed resulted in a $0.2 million decrease in sales in Canada for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This decrease was offset by the weakening of the United States dollar compared to the Canadian dollar, which positively impacted sales in Canada by $0.3 million. Sales in the United Kingdom decreased by $1.2 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This decrease was partially due to the strengthening of the United States dollar compared to the British pound, which negatively impacted sales in the United Kingdom by $0.4 million, and partially due to operations in the United Kingdom being in a period of transition with a major customer.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2008 increased 1.8%, or $0.9 million, to $52.5 million from $51.6 million for the quarter ended September 30, 2007. Cost of goods sold as a percentage of sales decreased to 66.2% for the quarter ended September 30, 2008 from 67.4% for the quarter ended September 30, 2007. The acquisitions of Tri-Ad and Backwell previously discussed added incremental costs of goods sold of $3.3 million in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The fluctuation of the United States dollar compared to other currencies did not have a significant impact on cost of sales during the quarter ended September 30, 2007. After excluding the incremental costs associated with acquisitions, the remaining impact was a decrease in cost of goods sold of $2.4 million for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This decrease was primarily due to the realization of benefits from consolidating certain operations during 2007 and 2008, as well as the overall decrease in sales excluding acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2008 increased 4.9%, or $0.6 million, to $11.9 million from $11.3 million for the quarter ended September 30, 2007. The acquisitions of Tri-Ad and Backwell previously discussed added $1.2 million of incremental expenses in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This increase was offset by a $0.8 million reduction of non-recurring expenses associated with integrating business acquisitions. The remaining fluctuation of $0.2 million in selling, general and administrative expenses is not significant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended September 30, 2008 increased 22.0%, or $1.3 million, to $7.4 million from $6.1 million for the quarter ended September 30, 2007. Depreciation and amortization expense increased $0.7 million due to a change in the remaining useful life for production software that is being replaced. The expense associated with this production software was $1.0 million for the quarter ended September 30, 2008 compared to $0.3 million for the quarter ended September 30, 2007. In addition, the acquisitions of Tri-Ad and Backwell previously discussed added $0.5 million of incremental expenses in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The remaining increase of $0.1 million was due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for the quarter ended September 30, 2008 decreased 6.3%, or $0.6 million, to $8.8 million from $9.4 million for the quarter ended September 30, 2007. This decrease was due to lower interest rates on the senior secured term loan during the quarter ended September 30, 2008 than the quarter ended September 30, 2007. Interest expense on the senior secured term loan was $1.8 million for the quarter ended September 30, 2008 compared to $2.4 million for the quarter ended September 30, 2007.

Other Expense (Income), net. Other expense, net for the quarter ended September 30, 2008 decreased by $1.2 million to $0.7 million of income from $0.5 million of expense for the quarter ended September 30, 2007. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from the quarter ended September 30, 2008 to the quarter ended September 30, 2007 was primarily due to a more favorable fluctuation in the United States dollar to British pound exchange rate during the third quarter of 2008 compared to the same period of 2007.

Provision for income taxes. The effective tax rate for the quarter ended September 30, 2008 was 50.5%, compared to 36.4% for the quarter ended September 30, 2007. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the quarter ended September 30, 2008 than for the quarter ended September 30, 2007. This larger impact in the quarter ended September 30, 2008 than the quarter ended September 30, 2007 is due to the income before income taxes for the quarter ended September 30, 2008 being closer to zero than the loss before income taxes for the quarter ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	(unaudited)		(unaudited)
Sales	$246,999	100.0%	$231,971	100.0%
Cost of goods sold (exclusive of depreciation)	162,690	65.9%	154,528	66.6%
Selling, general, and administrative expenses	36,678	14.8%	34,044	14.7%
Depreciation and amortization	21,134	8.6%	16,991	7.3%

Income from operations	26,497	10.7%	26,408	11.4%
Interest expense	27,486	11.1%	27,595	11.9%
Other expense, net	(1,036)	-0.4%	738	0.3%

Income (loss) from continuing operations before income taxes	47	0.0%	(1,925)	-0.8%
Provision (benefit) for income taxes	52	0.0%	(619)	-0.3%

Loss from continuing operations	(5)	0.0%	(1,306)	-0.6%

Income from discontinued operations	—	0.0%	842	0.4%
Provision for income taxes on discontinued operations	—	0.0%	170	0.1%

Net loss	$(5)	0.0%	$(634)	-0.3%

Sales. Sales increased 6.5%, or $15.0 million, to $247.0 million for the nine months ended September 30, 2008 from $232.0 million for the nine months ended September 30, 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 added sales of $14.1 million for the nine months ended September 30, 2008. The acquisition of Backwell in Canada on May 2, 2008 added sales of $0.4 million for the quarter ended September 30, 2008. The acquisition of McGurk Studios Limited and Thames McGurk Limited (together, “McGurk”) in the United Kingdom on April 2, 2007 added incremental sales of $3.6 million and the acquisition of the operations of C.M Jackson Associates, Inc. (“CMJ”) in the United States on February 28, 2007 added incremental sales of $1.4 million.

After excluding the impact of sales generated from acquisitions, sales in the United States decreased by $1.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was primarily due to the reduction in sales to our tobacco industry customers, as previously discussed. Sales in the United States to our tobacco industry customers decreased $2.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was partially offset by increased sales to customers in other industries. After excluding the impact of sales generated from acquisitions, sales in Canada decreased by $2.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease included a reduction in sales to our tobacco industry customers of $1.5 million. The decrease in sales in Canada would have been $6.1 million; however, the weakening of the United States dollar compared to the Canadian dollar positively impacted sales in Canada by $3.7 million. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom decreased $1.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The strengthening of the United States dollar compared to the British pound negatively impacted sales in the United Kingdom by $0.4 million. The remaining decrease is primarily due to operations in the United Kingdom being in a period of transition with a major customer. Sales in continental Europe increased by $0.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase in sales in continental Europe was due to the positive impact on sales of the weakening of the United States dollar compared to the Euro.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2008 increased 5.3%, or $8.2 million, to $162.7 million from $154.5 million for the nine months ended September 30, 2007. Cost of good sold as a percentage of sales decreased to 65.9% for the quarter ended September 30, 2008 from 66.6% for the quarter ended September 30, 2007. The acquisitions previously discussed added incremental costs of goods sold in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 of $9.0 million for Tri-Ad, $0.2 million for Backwell, $2.9 million for McGurk, and $0.8 million for the operations of CMJ. Cost of goods sold increased an additional $2.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the fluctuation of the United States dollar compared to the Canadian dollar and British pound. After excluding the incremental costs associated with acquisitions and the foreign currency impact, the remaining impact was a decrease in cost of goods sold of $7.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This decrease was primarily due to the realization of benefits from consolidating certain operations during 2007 and 2008, as well as the overall decrease in sales excluding acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased 7.7%, or $2.6 million, to $36.7 million from $34.1 million for the nine months ended September 30, 2007. The acquisitions previously discussed added incremental expenses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 of $4.2 million. This increase was partially offset by a $1.3 million reduction of non-recurring expenses associated with integrating business acquisitions. The remaining fluctuation of $0.3 million in selling, general and administrative expenses is not significant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2008 increased 24.4%, or $4.1 million, to $21.1 million from $17.0 million for the nine months ended September 30, 2007. Depreciation and amortization expense increased $1.7 million due to a change in the remaining useful life for production software that is being replaced. The expense associated with this production software was $2.5 million for the nine months ended September 30, 2008 compared to $0.8 million for the nine months ended September 30, 2007. In addition, the acquisitions previously discussed added incremental expenses of $1.4 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The remaining increase of $1.0 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for the nine months ended September 30, 2008 decreased 0.4%, or $0.1 million, to $27.5 million from $27.6 million for the nine months ended September 30, 2007. This decrease is due to lower interest rates on the senior secured term loan during the nine months ended September 30, 2008 than during the nine months ended September 30, 2007, partially offset by interest expense on borrowings made on the senior secured acquisition facility during 2007. Interest expense on the senior secured term loan was $6.2 million for the nine months ended September 30, 2008 compared to $7.0 million for the quarter ended September 30, 2007. Interest expense on borrowings on the senior secured acquisition facility was $1.8 million in the nine months ended September 30, 2008 compared to $1.0 million in the nine months ended September 30, 2007. In addition, fees on the unused portion of the senior credit acquisition facility decreased $0.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 because the acquisition facility was fully utilized at the end of 2007.

Other Expense (Income), net. Other expense, net for the nine months ended September 30, 2008 decreased by $1.8 million to $1.0 million of income from $0.8 million of expense for the nine months ended September 30, 2007. Other expense, net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation from the nine months ended September 30, 2008 to the nine months ended September 30, 2007 was primarily due to a more favorable fluctuation in the exchange rates for the United States dollar compared to the Canadian dollar and the United States dollar compared to the British Pound during the first nine months of 2008 compared to the same period of 2007.

Provision for income taxes. The effective tax rate for the nine months ended September 30, 2008 was 110.6%, compared to 41.5% for the nine months ended September 30, 2007. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the nine months ended September 30, 2008 than for the nine months ended September 30, 2007. This larger impact in the nine months ended September 30, 2008 than nine months ended September 30, 2007 is due to the income before income taxes for the nine months ended September 30, 2008 being closer to zero than the income before income taxes for the nine months ended September 30, 2007. In addition, effective tax rate is unusually high for the nine months ended September 30, 2008 because the amount of items not fully deductible for income tax purposes for the nine months ended September 30, 2008 is larger than the income before income taxes.

Income from discontinued operations. Income from (loss on) discontinued operations was zero in the nine months ended September 30, 2008 compared to a gain of $0.8 million in the nine months ended September 30, 2007. This fluctuation was due to the divestiture of the controlling interest in Mozaic Group, Ltd. during the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had $14.9 million in cash and cash equivalents and $39.9 million in adjusted working capital1 compared with $34.5 million in cash and cash equivalents and $39.7 million in adjusted working capital1 at December 31, 2007. The $19.6 million decrease in cash is primarily due to the payment of $24.0 million during the nine months ended September 30, 2008 for the acquisitions of Tri-Ad and Backwell, the payment of $9.4 million during the nine months ended September 30, 2008 for the purchase of fixed assets, and $10.1 million in combined principal payments on the senior term loan and senior acquisition facility during the nine months ended September 30, 2008. These payments are partially offset by cash generated from operations. The $0.3 million increase in adjusted working capital is primarily due to $2.9 million of adjusted working capital associated with the Tri-Ad and Backwell acquisitions, a decrease in accounts payable during the nine months ended September 30, 2008 of $8.3 million (excluding Tri-Ad and Backwell), and a decrease in accrued compensation during the nine months ended September 30, 2008 of $2.1 million (excluding Tri-Ad and Backwell). These factors driving the increase in working capital were partially offset by an increase in accrued interest during the nine months ended September 30, 2008 of $6.0 million (excluding Tri-Ad and Backwell) and a decrease in accounts receivable during the nine months ended September 30, 2008 of $5.8 million (excluding Tri-Ad and Backwell).

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for, working capital as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	September 30, 2008	December 31, 2007
Working capital	$53,769	$71,895
Less cash	(14,872)	(34,467)
Add current portion of short-term and long-term obligations	1,017	2,226

Adjusted working capital	$39,914	$39,654

We expect that cash generated from operating activities and availability under our revolving credit facility, which is included in our senior secured credit facility, will be our principal sources of liquidity. At September 30, 2008, there were no borrowings outstanding under the revolving credit facility, which had $35 million of borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the revolving credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at September 30, 2008 was $350.9 million. In 2011, our debt service requirements will substantially increase as a result of the maturity of the senior secured term loans and borrowings on the senior secured acquisition facility on December 30, 2011. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of September 30, 2008 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2008:

	Required		Actual
Maximum leverage ratio		5.50	5.16
Minimum interest coverage ratio		1.70	1.95
Maximum annual capital expenditures	not to exceed $	15.0 million	$9.4 million

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

Cash flow

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Cash flows from operating activities. Net cash provided by operating activities was $24.1 million for the nine months ended September 30, 2008 as compared to $18.1 million for the nine months ended September 30, 2007. The primary reasons for the increase are cash provided by the operations of acquired businesses and a decrease in accounts receivable from existing operations of $5.8 million for the nine months ended September 30, 2008.

Cash flows from investing activities. Net cash used for investing activities was $32.9 million for the nine months ended September 30, 2008 as compared to $37.4 million for the nine months ended September 30, 2007. The decrease in cash used for investing activities is primarily due to $5.2 million higher cash payments associated with the acquisitions in 2007 than in 2008. This was partially offset by an increase in capital expenditures of $0.6 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Capital expenditures are generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Cash flows from financing activities. Net cash used in financing activities was $10.2 million for the nine months ended September 30, 2008 as compared to cash provided by financing activities of $20.1 million for the nine months ended September 30, 2007. The primary reason for this fluctuation was borrowings of $23.0 million on the acquisition facility during the nine months ended September 30, 2007 associated with the acquisitions of CMJ’s operations and McGurk. There were no borrowings on the acquisition facility during the nine months ended September 30, 2008 and, with the borrowings at the end of 2007 in connection with the Tri-Ad acquisition, the Company has borrowed all of the $40 million available under the acquisition facility. In addition, combined principal payments on the senior term loan and senior acquisition facility were $10.1 million during the nine months ended September 30, 2008 compared to $2.9 million during the nine months ended September 30, 2007.

Contractual Obligations

At September 30, 2008, there were no material changes in our December 31, 2007 contractual obligations.

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

At September 30, 2008 there were no material changes in our December 31, 2007 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, which excluded an assessment of internal control of the acquired operations of 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc.; and Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, at the reasonable assurance level.

The Company acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flex-art Design Inc., “Tri-Ad”) effective January 1, 2008 and the Company acquired the outstanding shares of Backwell on May 2, 2008. As permitted by the SEC, management’s assessment as of September 30, 2008 did not include the internal control of Tri-Ad or Backwell, both of which are included in the Company’s condensed consolidated financial statements as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its US and Canadian locations. This implementation will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Tri-Ad and Backwell acquisitions are expected to be fully integrated into corporate processes by year-end.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SGS INTERNATIONAL, INC.

Date: November 12, 2008	By:	/s/ Henry R. Baughman
Henry R. Baughman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ James M. Dahmus
James M. Dahmus
Chief Financial Officer
(Principal Financial Officer)