Form 10-K
period 2008-12-31
SGS International, Inc.
filed 2009-03-12
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of March 9, 2009 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

(continued)

Page
EXHIBIT 10.39 AMENDMENT, DATED AS OF MARCH 12, 2009, TO EMPLOYMENT AGREEMENT DATED DECEMBER 30, 2005 BETWEEN THE REGISTRANT AND HENRY R. BAUGHMAN

EXHIBIT 10.40 AMENDMENT, DATED AS OF MARCH 12, 2009, TO EMPLOYMENT AGREEMENT DATED AS OF APRIL 10, 2006 BETWEEN THE REGISTRANT AND JAMES M. DAHMUS

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

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, L.P. (now known as “Court Square Capital Partners, L.P.”) in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single-facility gravure operation in Louisville, Kentucky. SGS and its affiliates were acquired by Reynolds Metals Company in 1957. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. SGS’s ownership changed in 2000 when its parent, Reynolds Metals Company, was acquired by Alcoa Inc. In November 2005, SGS acquired MCG Graphics Limited (“MCG”), a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from Alcoa Inc. on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a new senior secured credit facility. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm in the U.S. with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. In January 2008, the Company acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. In May of 2008, the Company acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”). Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario. In December of 2008, the Company acquired the assets of Focus Imaging Group LLC, a U.S. based packaging graphics firm with an emphasis on design and reprographics for corrugated materials.

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

Creative services and brand development

The process begins with “creative services,” where we work with the customer to develop design strategy, conceptualize the marketing campaign and ensure an accurate and consistent brand image and design packaging that takes advantage of technological improvements in the printing process. Product packaging and graphics play a key role in a consumer products company’s marketing efforts and the on-shelf appeal of its products. Our creative services at this creation and design phase of the process enable our consumer products customers to realize the full potential of synergies between high quality graphics and a brand’s core value. The creative services we provide include brand identity, concept, naming and logo development, package design, interactive development, photography, illustration and copywriting.

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

PRINTING MARKETS SERVED

Flexography

Flexography uses an imager carrier (plate) made of rubber, plastic or any other flexible material. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We are a leading flexographic plate producer in North America with 17 state-of-the art flexographic imaging facilities (15 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

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

Gravure

In gravure printing, the image carriers are generally copper coated cylinders that are protected from wear by the application of a thin electroplate of chromium. Gravure is generally suitable for long runs of high quality printing, such as cartons for cosmetic, pharmaceutical and tobacco packaging. We are the leading packaging gravure producer in North America with nine state-of-the-art gravure engraving facilities. Virtually all of our locations can provide prepress for the gravure process.

We believe the growth rate in the gravure packaging market is minimal. While the flexography process has lowered gravure’s share of the printing market, gravure is, and we believe will continue to be, a viable market. The gravure process can be used for any type of packaging where flexography can be used, but flexography is not always an alternative to gravure. Gravure’s characteristics make it the preferred process in certain applications, such as tobacco packaging (where we estimate approximately 90% of the cartons manufactured in North America use gravure printing), fluorescent and metallic substrates, package converting involving the attachment of another layer to the substrate (such as labels), and generally where a long run involving high quality printing is necessary or desirable. The trend in the gravure printing industry is away from wide-web and toward narrower-web printing, helping to reduce the flexographic process’s cost advantage over gravure.

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

COMPETITION

The packaging graphic services industry for consumer products is highly fragmented with several national firms and hundreds of regional and local participants. Only a small number of the regional and local firms have annual revenue exceeding $20.0 million, most notably Schawk, Inc., Matthews International Corporation, Vertis, Inc., and Group360, Inc. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the customers’ increasing demand for speed-to-market. We believe that most of the firms in the industry are family-owned and lack the scale and service breadth to effectively serve the premier consumer products companies’ demands for consistent brand graphics, faster turnaround times, improved speed-to-market and customized services on a national and global basis.

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

Globalization. We believe that over the last 4 to 5 years several multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cambria and London, England, and significantly expanding our ability to serve our multinational customers. In 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. During 2007, we increased our presence in Europe and expanded into Asia with our acquisition of McGurk. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong. These acquisitions enhance our ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See Item 1A “Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

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

Offshoring. Many companies have implemented offshoring initiatives as a method of cost containment. In our industry, companies are able to efficiently transfer prepress graphics and related services to countries with lower labor costs due to the large amounts of reliable and affordable communication infrastructure available worldwide. We believe that our operations in Hong Kong and Mexico enhance our ability to control costs through offshoring.

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

We believe we are able to take advantage of these industry trends due to our strengths in the following areas:

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 31 locations in North America that are within close proximity to our customers’ plants. In addition, in North America we also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the European market through our 2005 acquisition of MCG and continued to expand through acquisitions in 2006 and 2007. We now have six locations in Europe. In 2007, we entered the Asia market through our acquisition of McGurk, including their Hong Kong operations. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies including Kraft, Procter & Gamble and Nestlé, as well as the printers and converters that serve them, including Bemis, Mead Westvaco and Alcan. We have greater than 30-year relationships on average with our top ten customers. Our top ten customers accounted for approximately 32% of our revenues in fiscal 2008. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer. Additionally, we believe we can leverage our broad geographic footprint and relationships with global customers to further expand the services and offerings to blue chip customers around the world.

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

Design-to-print service provider

We offer a full spectrum of innovative digital solutions to our customers, including brand development, creative design, pre-press, image carriers and print support. We also offer our customers enterprise solutions including workflow management and digital asset management. Our services support the three main printing processes, which are flexography, gravure and lithography. We believe our customers value our broad service offerings and will increasingly rely on us to provide more of their graphic services needs.

Stable, large-scale competitor

We believe we are one of a small number of domestic graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2008 personnel cost represented approximately 47% of our total costs and expenses and we believe we would be able to quickly react to a reduction in the demand for our services.

Expertise in identifying and integrating acquisitions

We have completed 13 acquisitions since the beginning of 2004. We consummated these acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships or acquiring an underutilized asset that could more efficiently perform existing services within our organization. We have successfully integrated these acquisitions, improving the financial and operational performance of these assets over time by optimizing workflows and implementing best practices.

Highly experienced management team

On average, our management team has been with us and our predecessors for more than 15 years. Our management has instilled a culture that places an emphasis on cost consciousness, profitable growth and meeting targets. Additionally, our management team has consistently generated positive cash flow from operations while maintaining our leadership in service and technology trends that shape our industry. Our management team is seasoned in identifying, negotiating and integrating acquisitions.

BUSINESS STRATEGY

Provide additional services on existing business

We are a leading provider of digital imaging graphic services to the international consumer products packaging market. Our customers entrust us with their brands by utilizing our services and we value and protect that relationship. We intend to further strengthen our existing relationships by offering more services to existing customers. The graphic work attributable to a particular product represents a small overall percentage of the packaging cost but is disproportionately important in a package’s impact and effectiveness. We believe we have been successful at increasing the amount of services provided to customers over time by providing consistently high service levels. We also provide our customers complementary services, such as digital asset management and work flow management solutions. We believe our customers view many of the graphic services functions they perform in-house as non-core and will seek to outsource them to a trusted partner such as us. We intend to aggressively pursue brand development and creative design services with our consumer products customers, as well as image carrier and print support services with our printer and converter customers. We believe we have the capacity and personnel skills today to allow us to service more of our customers’ graphic services needs.

Pursue new business opportunities

We intend to aggressively pursue new business opportunities. We believe our existing customers recognize our superior service levels and are looking to us to provide graphic services on brands that we do not currently service. We also believe we have developed strong customer recognition and that new customers will be attracted to our suite of service offerings. For example, we continue to experience significant growth in services to providers of private label or store brands and believe they will be an important customer base in the future as they increase their efforts to develop premium brands to compete with international brands.

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

Focus on reducing debt obligations

Since the beginning of 2006, we have generated more than $20.0 million in cash from operations each year and have utilized a significant portion of this cash for acquisitions. However, our current strategy for the use of cash provided by operations will be to reduce our outstanding debt. We will consider pursuing attractive acquisition opportunities, but acquisitions will be secondary to reducing debt obligations.

Effectively integrate acquisitions

Since the beginning of 2006, we have completed 8 acquisitions. With the shift in our strategy to reducing debt, our focus from an acquisition perspective is now to effectively integrate our recent acquisitions to minimize costs and strengthen customer relationships.

Leverage international presence

We believe many of our customers are in the early stages of implementing brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. We acquired UK-based MCG in 2005, acquired UK-based The Box Room Limited in 2006, acquired a business supplying photographic and digital images for the packaging printing industry in the Netherlands in 2006, and acquired McGurk, a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong in 2007, with the intention of further strengthening our relationship with several of our top customers and servicing them on a global level.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since 2004, we have completed 13 acquisitions.

The following table summarizes our acquisitions from 2004 through December 2008:

Acquisition	Year of acquisition	Key capabilities
Mozaic Group (51% acquired)	2004	Creative/Photography/ Interactive
MacKay (Florence facility)	2004	Gravure
Smurfit Stone (Dayton operations)	2004	Graphics
L’Image Creo	2005	Graphics/Flexo
MCG	2005	Graphics/Flexo
The Box Room Limited	2006	Graphics
Lukkein Packaging Department	2006	Graphics
Synnoflex	2006	Graphics/Flexo
C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo
Tri-Ad	2008	Graphics / Flexo
Backwell	2008	Graphics
Focus Imaging Group LLC	2008	Graphics / Flexo

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve a significant number of customers with no one customer accounting for more than 7% of fiscal 2008 revenue. Our ten largest customers accounted for approximately 32% of our revenues in fiscal 2008. Over the course of our 60 year history, we have established close and stable relationships with our customers. On average, we have enjoyed relationships lasting longer than 30 years with our top ten customers.

While consumer products companies have continued to outsource their graphics services needs, they are increasingly focused on consolidation of their supplier base. They often single-source their graphics work with respect to a particular product line to assure brand consistency and quality, improve speed-to-market and procure a full range of services. This supplier consolidation trend continues to play a significant role in shaping the graphics services industry and has created further market opportunities for full-service industry leaders, such as us, to expand our services and customer base and gain market share. Consistent with the supplier consolidation and single sourcing trends, consumer products companies are increasingly moving towards doing business with their graphic service providers under long-term supply contracts. Historically, this business has been done on a purchase order basis, with services purchased for discrete projects on an as needed basis. For an industry leader such as us, the move towards written contracts covering ongoing business and multiple projects over a number of years further strengthens our already consistent and stable business relationships and improves predictability. Roughly half of our revenue currently is generated under long-term contracts with our customers. These contracts typically provide that we are the sole supplier of services related to a product for an initial three to five year period. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days’ notice and do not provide that our customers have to purchase a minimum amount of our services.

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

MARKETING AND SALES

We have one team of sales people and client service technicians who call on consumer packaging companies and a separate team of sales people and print support specialists who call on printers/converters. We assess opportunities in current and adjacent markets to focus on optimizing the marketing and sales effort with regard to our services portfolio. Category assessment and management is an optimization process that takes place on the level of a cluster of service offerings tailored to a specific category. We assess the percentage of companies in a specific category market in which we currently enjoy business relationships, versus the percentage where we can focus resources on developing new opportunities and relationships. While we may not have a single source relationship (all branding media) with all the companies in a specific category, the assessment demonstrates which areas could produce the greatest benefit and where synergies may deliver incremental value.

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

Our manufacturing technologies team includes a unique and dedicated group of regional technology experts with a focus on research and analysis of new technologies, standardization of technology and designing/implementing smooth workflows. This group concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements. This team has become an extension of many of our technology vendors, providing them with valuable feedback that helps improve product quality and capabilities.

INTELLECTUAL PROPERTY

Our customers own the designs and graphics images that are the subject of our services and own the gravure image carriers used in the printing process. Our only significant intellectual property assets are the names we operate under: “Southern Graphic Systems” and “SGS” in North America, and “SGS Europe” in the United Kingdom and the Netherlands.

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2008, material and supply costs represented approximately 18% of our cost of goods sold.

BUSINESS CYCLES AND SEASONALITY

Our business is not generally seasonal because of the number of design changes that we are able to process as a result of our speed-to-market and emphasis on digital technology. There may be some decline in December of each year as any holiday-specific design changes have been executed, and there may be similar, more modest slowdowns in conjunction with other holidays.

While the overall economic conditions of the current business cycle could continue to be challenging, we currently do not expect this to have a significant impact on the Company as we do not serve many of the markets most impacted by the recent economic downturn, including the housing industry, automotive industry, and financial institutions.

BACKLOG

The amount of backlog orders is immaterial to the Company due to the quick turn-around time of orders customary in the industry.

EMPLOYEES

As of December 31, 2008, we had 1,909 employees, 1,145 of whom are located at United States operating facilities, 91 of whom are United States corporate employees, 317 of whom are located in Canada, and 20 of whom are located in Mexico. We have an additional 276 employees in the UK, 24 employees in the Netherlands, and 36 employees in Hong Kong. All of our employees in the United States, Canada, Mexico, the Netherlands, and Hong Kong are non-union. A number of our employees in the UK are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at our facilities.

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

We have not made any material expenditure during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future costs of compliance with existing environmental laws and regulations (and liability for known environmental conditions) are not reasonably likely to have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to future environmental claims and liabilities.

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

As of February 28, 2009, our total consolidated indebtedness was $331.6 million and we had $14.2 million of additional borrowings available under our revolving credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

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

We compete with other providers of graphic related services. The market for such services is highly fragmented, with several national and many regional participants. We face, and will continue to face, competition in our business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than we do. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services.

There can be no assurance that competitors will not introduce services that achieve greater market acceptance than, or are technologically superior to, our current service offerings. There is no assurance that we will be able to continue to compete successfully or that competitive pressures will not adversely affect our business, financial condition and results of operations.

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

Our ten largest customers accounted for approximately 32% of our revenues in fiscal 2008. In fiscal 2008, no one customer accounted for more than 7% of our total revenues. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

We have long-term contracts with certain key customers. The terms of most of our largest contracts are initially between two and five years. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days’ notice. While terms and conditions in our customer contracts vary, in general the contracts do not obligate our customers to purchase any specific minimum volume or dollar amount of services from us. Any cancellation, deferral or significant reduction in sales to these principal customers or a significant number of smaller customers could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on certain key suppliers. Any problem or interruption in our supply of primary raw materials could delay operations and adversely affect our sales.

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contracts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay operations and adversely affect our sales. In fiscal 2008, materials and supplies costs accounted for approximately 18% of our cost of goods sold.

We may be unable to effectively integrate acquired businesses.

Since the beginning of 2004, we have completed 13 graphic services acquisitions and we will consider pursuing attractive acquisition opportunities in the future. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to effectively integrate acquired businesses into our existing business.

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

We currently have operations in the United States, Mexico, Canada, the United Kingdom, the Netherlands, and Hong Kong. For the year ended December 31, 2008, total sales from operations outside the United States were approximately $103 million (excluding intercompany sales), which represented approximately 32% of our consolidated net sales. As a result of our foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the table under Results of Operations in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” summarizing the concentrations of sales, net income, and long-lived assets by major geographic region.

Devaluations and fluctuations in currency exchange rates may affect our operating performance by impacting revenues and expenses outside of the U.S. due to fluctuations in currencies other than the U.S. dollar or where we translate into U.S. dollars for financial reporting purposes the assets and liabilities of our foreign operations conducted in local currencies.

We are subject to various other risks associated with operating in foreign countries, such as the following:

•	acts of terrorism;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries; and

•	imposition or increase of investment and other restrictions or requirements by foreign governments.

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

We carry comprehensive liability, fire and extended coverage insurance on all of our facilities, and other specialized coverage, including errors and omissions coverage, with policy specifications and insured limits which we believe to be reasonable for similar properties and purposes. However, there are certain types of risks and losses, such as losses resulting from wars or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could incur significant liabilities, and if such loss affects property we own, we could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds our coverage could adversely affect our ability to replace property or capital equipment that is destroyed or damaged, and our productive capacity may diminish.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.9 million. Any borrowings under our senior secured revolving credit facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 38 low cost operating facilities located across the United States, Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. Virtually all of these operating facilities provide prepress graphics services; 19 of them engrave flexographic plates; and nine of them engrave gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable. We also have relationships with certain regional graphic services providers in Europe, India, and The Philippines.

We also operate on-site at numerous consumer products company locations and several printer locations. On-site services typically involve packaging graphics services and project management work. We also operate seven facility-managed locations. This work typically involves engraving of flexographic plates at printers. We have expanded our on-site and facility-managed presence to strengthen customer relationships, improve cost efficiencies, and increase speed and accuracy of the end-services. Image quality, consistency and response times are becoming increasingly important to our customers and on-site and facility-managed locations help us to better serve our customers’ needs.

As of March 9, 2009, excluding our headquarters in Louisville, we have 38 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Atlanta, GA (Gravure)		X
Atlanta, GA (Flexo)		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Marietta, GA		X
Milwaukee, WI		X
Minneapolis, MN		X
Philadelphia, PA		X
Ramsey, NJ		X
Reidsville, NC		X
Richmond, VA (Creative)		X
Richmond, VA (Prepress, Flexo, Gravure)		X
St. Louis, MO		X
West Monroe, LA	X
Winston Salem, NC		X
Canada
London, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal, Quebec (Flexo)		X
Montreal, Quebec (Flexart Design)		X
Toronto, Ontario		X
Toronto, Ontario		X
Toronto, Ontario (Evolution Design)		X
Mexico
Mexico City		X
United Kingdom
Hull (MCG Graphics Limited)		X
Hull (SGS Studios)		X
London (SGS Thames)		X
London (Design Studio)		X
Tamworth		X
The Netherlands
Ede		X
China
Hong Kong		X

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of the Registrant’s security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PUBLIC TRADING MARKET

There is no established public trading market for the Registrant’s Common Stock.

As of March 9, 2009, there was one holder of record of the Registrant’s Common Stock.

DIVIDENDS

The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The instruments governing the Registrant’s senior credit facility prohibit it from paying dividends other than (i) dividends to Southern Graphics Inc. (“Holdco”), the Registrant’s parent, for out-of-pocket legal, accounting and filing costs and other expenses in the nature of overhead incurred by Holdco in the ordinary course of its business, (ii) dividends to Holdco to permit Holdco to repurchase or redeem shares of its capital stock held by officers, directors or employees upon their death, disability, retirement, severance or termination of employment, in each case up to an aggregate of $3,000,000 per year, (iii) payments to Holdco to allow it to pay applicable income taxes, and (iv) dividends to Holdco to enable it to repurchase or redeem its equity interests held by Court Square Capital Partners, L.P. (“CSC”, formerly known as Citigroup Venture Capital Equity Partners, L.P.) or one of its related entities if Holdco concurrently issues a commensurate amount of equity interests to Lyon Southern, Inc. or another equity investor reasonably satisfactory to the administrative agent and the arrangers under such facility. The indenture governing the senior subordinated notes contains additional restrictions on paying dividends. The Registrant currently intends to retain future earnings to help fund the development and growth of its business and to reduce outstanding indebtedness.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” with respect to information on equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant had no sales of unregistered securities in 2008.

Item 6.	Selected Financial Data

On December 30, 2005, Southern Graphic Systems (the Predecessor) was acquired by CSC from Alcoa Inc. As a result, this report reflects the financial position and results of operations of the Predecessor up to the date of acquisition and reflects the financial position and results of operations of SGS International, Inc. and its subsidiaries (the Successor) after the date of acquisition.

The following table presents selected consolidated / combined financial information and other data for the periods indicated. The historical statement of operations data and statement of cash flows data for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, and the balance sheet data for December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements of the Successor, included elsewhere in this Form 10-K. The historical statement of operations data and statement of cash flows data for the one-day ended December 31, 2005, and the balance sheet data for December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements of the Successor not contained in this Form 10-K. The historical statement of operations data and statement of cash flows data for the period ended December 30, 2005 and the year ended December 31, 2004, and the historical balance sheet data for December 31, 2004 are derived from other audited combined financial statements of the Predecessor not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Successor				Predecessor
	Year ended December 31, 2008 (1)	Year ended December 31, 2007 (1)	Year ended December 31, 2006 (1)	One-Day ended December 31, 2005 (1)	Period ended December 30, 2005 (1)	Year ended December 31, 2004 (1)
			(dollars in millions)
Statement of Operations Data:
Sales	$323.5	$308.8	$276.3	$—	$260.3	$242.3
Net sales growth	4.8%	11.8%	6.1%	0.0%	7.4%	7.0%
Costs of goods sold (exclusive of depreciation)	212.3	205.1	180.5	—	170.9	156.1
Selling, general and administrative expenses	49.6	46.6	37.9	—	32.6	31.5
Depreciation and amortization	28.6	23.7	20.1	—	16.4	15.0
Income from operations	33.0	33.4	37.8	—	40.4	39.7
Related party interest expense	—	—	—	—	6.4	4.8
Interest expense	36.5	36.9	35.0	0.1	—	—
Other expense (income), net	(2.1)	0.5	0.2	—	1.5	—
Income from (loss on) continuing operations before income taxes	(1.4)	(4.0)	2.6	(0.1)	32.5	34.9
Provision (benefit) for income taxes	—	(1.2)	1.4	(0.1)	12.7	13.9
Income from (loss on) continuing operations	(1.4)	(2.8)	1.2	—	19.8	21.0
Income from (loss on) discontinued operations	—	0.9	(0.5)	—	0.1	(0.6)
Provision (benefit) for income taxes on discontinued operations	—	0.2	(0.2)	—	0.1	(0.2)
Net income (loss)	(1.4)	(2.1)	0.9	—	19.8	20.6
Balance Sheet Data:
Cash and cash equivalents	10.8	34.5	12.7	4.1	N/A	0.8

Working capital	46.8	71.9	50.7	37.8	N/A	(26.8)

Adjusted working capital (2)	37.1	39.6	41.6	35.6	N/A	31.6

Properties, plant and equipment, net	46.2	53.4	52.4	56.4	N/A	44.6

Total assets	476.1	530.2	469.5	461.5	N/A	329.2

Total debt (3)	345.7	363.1	322.0	320.4	N/A	128.2
Enterprise capital	—	—	—	—	N/A	139.8
Stockholder’s equity	89.5	119.2	110.3	106.9	N/A	—
Statement of Cash Flows Data:
Net cash provided by operations	27.3	23.8	20.2	0.9	14.6	15.0
Net cash provided by (used in) financing activities	(10.3)	36.4	(0.5)	414.5	17.4	5.2
Net cash used for investing activities	(38.9)	(39.7)	(11.0)	(412.5)	(28.8)	(19.3)
Other Financial Data:
Capital expenditures	12.7	11.1	8.7	—	13.9	5.6
Business acquisitions, net of cash acquired	27.0	29.3	4.4	412.5	15.4	13.8

[1]

The selected financial data was impacted by acquisitions. See Item 1 “Business” for a detailed listing of acquisitions occurring during the period from 2004 to 2008. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the financial impact of these acquisitions.

[2]

Adjusted working capital is defined as current assets (excluding cash and cash equivalents and related party receivables) less current liabilities (excluding short-term borrowings, current portion of long-term debt and related party payables). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for working capital, as defined in GAAP. Adjusted working capital is a meaningful measurement to management because the Company is highly leveraged and any excess cash can be utilized to reduce debt obligations. The following table reconciles working capital to adjusted working capital:

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Working capital	$46.8	$71.9	$50.7	$37.8	$(26.8)
Less cash	(10.8)	(34.5)	(12.7)	(4.1)	(0.8)
Less related party receivables	0.0	0.0	0.0	0.0	(67.8)
Add related party payables [3]	0.0	0.0	0.0	0.0	34.7
Add short-term borrowings [3]	0.0	0.0	0.0	0.0	91.9
Add current portion of long-term debt	1.1	2.2	3.6	1.9	0.4

Adjusted working capital	$37.1	$39.6	$41.6	$35.6	$31.6

[3]	Year ended December 31, 2004 include short- and long-term borrowings with related parties, as well as related party payables.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in the discussion and analysis regarding our expectations regarding the performance of our business, our liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any of these forward-looking statements. You should read the following discussion together with the financial statements and the related notes included elsewhere in this Form 10-K.

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

During 2008, we continued our strategy of making tactical acquisitions. We acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. (collectively “Tri-Ad”) in January; Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May; and the assets of Focus Imaging Group LLC in December. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario. Focus Imaging Group LLC is a United States provider of packaging and retail graphics services located in Marietta, Georgia.

We also targeted debt reduction as an area of strategic focus during 2008. In September 2008, we made an optional principal repayment of $8.2 million on our senior term loan. Our strategy for 2009 is to continue reducing our long-term debt obligations to strengthen our balance sheet and reduce interest expense, as well as integrating our recent acquisitions.

As we successfully grew our business in 2008 through tactical acquisitions, sales increased $14.7 million to $323.5 million for 2008 from $308.8 million for 2007. The acquisitions completed in 2007 and 2008 contributed incremental sales of $23.1 million for 2008 compared to 2007. These sales were partially offset by a reduction in sales of $5.5 million to our tobacco industry customers in North America. We believe this decrease in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements from the United States and Canadian governments that have not yet occurred. Sales to our customers in the tobacco industry represented less than 5.0% of our sales for 2008. The remaining decrease of $2.9 million in sales from our base business is attributable to a slow down in sales in Canada and the United Kingdom due to the economic downturn during 2008. While overall economic conditions could continue to be challenging, we currently do not expect this to have a significant impact on the Company as we do not serve many of the markets most impacted by the downturn, including the housing industry, automotive industry, and financial institutions.

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

Our effective cost control measures included the consolidation of certain operations during 2007 and 2008 in North America and Europe, as well as headcount reductions. As a result, cost of goods sold (exclusive of depreciation) as a percentage of sales for our entire business was 65.6% for 2008, compared to 66.4% for 2007. We plan to continue the process of consolidating certain operations in the future.

During 2008, our operations generated cash flow of $27.3 million, a 15% increase over the prior year. The majority of this cash was used to fund acquisitions and to strengthen our balance sheet through principal repayments on our long-term debt obligations. We expect that our ability to generate cash from operations will position us to achieve our financial goals in 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated (dollars in thousands).

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
Net sales	$323,518	100.0%	$308,809	100.0%	$276,276	100.0%

Cost of goods sold (exclusive of depreciation)	212,295	65.6%	205,132	66.4%	180,512	65.3%
Selling, general, and administrative expenses	49,599	15.3%	46,555	15.1%	37,913	13.7%
Depreciation and amortization	28,659	8.9%	23,689	7.7%	20,061	7.3%

Income from operations	32,965	10.2%	33,433	10.8%	37,790	13.7%

Interest expense	36,545	11.3%	36,929	12.0%	35,012	12.7%
Other expense (income), net	(2,149)	-0.7%	497	0.2%	225	0.1%

Income from (loss on) continuing operations before income taxes	(1,431)	-0.4%	(3,993)	-1.3%	2,553	0.9%
Provision (benefit) for income taxes	15	0.0%	(1,182)	-0.4%	1,345	0.5%

Income from (loss on) continuing operations	(1,446)	-0.4%	(2,811)	-0.9%	1,208	0.4%

Income from (loss on) discontinued operations	—	0.0%	842	0.3%	(480)	-0.2%
Provision (benefit) for income taxes on discontinued operations	—	0.0%	170	0.1%	(197)	-0.1%

Net income (loss)	$(1,446)	-0.4%	$(2,139)	-0.7%	$925	0.3%

The following table summarizes the concentrations of sales by major geographic region (dollars in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
United States	$223,330	$221,426	$216,835
Canada	57,795	42,582	40,853
United Kingdom	43,966	44,576	23,867
Other geographic locations	9,737	6,423	1,881
Eliminations	(11,310)	(6,198)	(7,160)

Total	$323,518	$308,809	$276,276

Year ended December 31, 2008 compared to the year ended December 31, 2007

Sales. Sales increased 4.8%, or $14.7 million, to $323.5 million for fiscal 2008 from $308.8 million for fiscal 2007. The acquisition of Tri-Ad in Canada on January 1, 2008 and the acquisition of Backwell in Canada on May 2, 2008 added sales of $17.5 million and $0.6 million, respectively, for fiscal 2008. The acquisition of McGurk Studios Limited and Thames McGurk Limited (together, “McGurk”) in the United Kingdom on April 2, 2007 added incremental sales of $3.6 million and the acquisition of the operations of C.M Jackson Associates, Inc. (“CMJ”) in the United States on February 28, 2007 added incremental sales of $1.4 million for fiscal 2008 compared to fiscal 2007.

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $1.7 million in fiscal 2008 compared to fiscal 2007. This increase was primarily due to volume growth, partially offset by the reduction in sales to our tobacco industry customers, as previously discussed. Sales in the United States to our tobacco industry customers decreased $3.6 million for fiscal 2008 compared to fiscal 2007. After excluding the impact of sales generated from acquisitions, sales in Canada decreased by $5.3 million for fiscal 2008 compared to fiscal 2007. The decrease in sales in Canada would have been $7.4 million; however, the weakening of the United States dollar compared to the Canadian dollar positively impacted sales in Canada by $2.1 million. The decrease in sales in Canada included a reduction in sales to our tobacco industry customers of $1.9 million. The remaining decrease was due to a combination of factors, including transitioning work to the United Kingdom and United States for certain customers, the timing of orders from a major customer, and the overall economic downturn. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom decreased $5.0 million for fiscal 2008 compared to fiscal 2007. The strengthening of the United States dollar compared to the British pound negatively impacted sales in the United Kingdom by $2.6 million. The remaining decrease of $2.4 million is primarily due to operations in the United Kingdom being in a period of transition with a major customer and a slow down in sales associated with a major retail customer.

Cost of Goods Sold. Cost of goods sold for fiscal 2008 increased 3.5%, or $7.2 million, to $212.3 million from $205.1 million for fiscal 2007. The acquisitions previously discussed added incremental costs of goods sold in fiscal 2008 compared to fiscal 2007 of $0.2 million for Backwell, $2.9 million for McGurk, and $0.8 million for the operations of CMJ. The acquisition of Tri-Ad added estimated incremental cost of goods sold in fiscal 2008 compared to fiscal 2007 of $11.4 million. The incremental amount for Tri-Ad is estimated due to the combination of legal entities in Canada and the integration of the Tri-Ad operations during the fourth quarter of 2008. Cost of goods sold increased an additional $0.7 million for fiscal 2008 compared to fiscal 2007 due to the fluctuation of the United States dollar compared to the Canadian dollar and British pound. After excluding the incremental costs associated with acquisitions and the foreign currency impact, the remaining impact was a decrease in cost of goods sold of $8.8 million for fiscal 2008 compared to fiscal 2007. This decrease was primarily due to the overall decrease in sales excluding acquisitions. The decrease in cost of goods sold as a percentage of sales to 65.6% for fiscal 2008 from 66.4% in fiscal 2007 is primarily due to the realization of benefits from consolidating certain operations during 2007 and 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2008 increased 6.5%, or $3.0 million, to $49.6 million from $46.6 million for fiscal 2007. The acquisitions previously discussed added estimated incremental expenses in fiscal 2008 compared to fiscal 2007 of $4.9 million. The remaining decrease in expenses of $1.9 million is primarily due to a reduction in costs associated with potential and other business combinations in fiscal 2008 compared to fiscal 2007, including a reduction in compensation expense related to the purchase agreement for CMJ from $3.1 million in fiscal 2007 to $1.4 million in fiscal 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2008 increased 21.0%, or $5.0 million, to $28.7 million from $23.7 million for fiscal 2007. Depreciation and amortization expense increased $2.4 million due to a change in the remaining useful life for production software that is being replaced. The expense associated with this production software was $3.5 million for fiscal 2008 compared to $1.1 million for fiscal 2007. In addition, the acquisitions previously discussed added incremental expenses of $1.7 million for fiscal 2008 compared to fiscal 2007. The remaining increase of $0.9 million was primarily due to depreciation and amortization on assets acquired or placed in service during 2007 and 2008.

Interest Expense. Interest expense for fiscal 2008 decreased 1.0%, or $0.4 million, to $36.5 million from $36.9 million for fiscal 2007. This decrease is primarily due to lower interest rates on the senior secured term loan during fiscal 2008 than fiscal 2007, partially offset by interest expense on borrowings made on the senior secured acquisition facility during 2007 and an increase in the amortization of deferred financing fees during 2008. Interest expense on the senior secured term loan was $7.9 million for fiscal 2008 compared to $9.4 for fiscal 2007. Interest expense on borrowings on the senior secured acquisition facility was $2.5 million in fiscal 2008 compared to $1.5 million in fiscal 2007. In addition, the amortization of deferred financing fees increased $0.5 million to $1.9 million in fiscal 2008 compared to $1.4 million in fiscal 2007. The increase in the amortization of deferred financing fees is primarily due to accelerating the amortization for the prepayment of principal on the senior term loan and a reduction of available borrowings on the revolving credit facility from $35.0 million to $26.1 million.

Other Expense (Income), net. Other expenses (income), net fluctuated by $2.6 million to $2.1 million of income for fiscal 2008 from $0.5 million of expense for fiscal 2007. Other expense, net, primarily consists of realized gains and losses on foreign exchange, net of interest income. Realized gains on foreign exchange were $2.4 million in fiscal 2008 compared to realized losses of $1.1 million in fiscal 2007. Interest income decreased to $0.4 million in fiscal 2008 from $0.7 million in fiscal 2007 due to lower interest rates and lower interest bearing balances during fiscal 2008 compared to fiscal 2007.

Provision for taxes on income. The effective tax rate for fiscal 2008 was negative 1.0%, compared to 29.6% for fiscal 2007. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for fiscal 2008 than for fiscal 2007. This larger impact in fiscal 2008 than fiscal 2007 is due to both an increase in the amount of items not fully deductible combined with a decrease in the loss before income taxes for fiscal 2008 versus 2007.

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

After excluding the impact of sales generated from acquisitions and the presentation of amounts invoiced to customers for shipping and handling costs, sales in the United States decreased by $5.5 million in fiscal 2007 compared to 2006. This decrease was due to price erosion in the industry partially offset by volume growth. Sales in Canada increased by $1.8 million in fiscal 2007 compared to fiscal 2006 primarily as a result of the weakening of the United States dollar compared to the Canadian dollar, which positively impacted sales in Canada by $2.0 million. This increase was slightly offset by price erosion in the industry. After excluding the impact of sales generated from acquisitions, sales in the United Kingdom increased by $4.7 million in fiscal 2007 compared to fiscal 2006. The weakening of the United States dollar compared to the British pound positively impacted sales in the United Kingdom by $1.9 million and the remaining increase was primarily due to organic growth.

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

Other Expense, net. Other expenses, net for fiscal 2007 increased by $0.3 million to $0.5 million from $0.2 million for fiscal 2006. Other expense, net, primarily consists of realized gains and losses on foreign exchange, net of interest income. The fluctuation from fiscal 2007 to fiscal 2006 was not significant.

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

Income from (loss on) discontinued operations. Income from discontinued operations was a gain of $0.8 million in fiscal 2007 compared to a loss of $0.5 million in fiscal 2006. This fluctuation was primarily due to the gain on divestiture of the controlling interest in Mozaic Group, Ltd. of $0.9 million during fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2008.

	Years ending December 31, (dollars in thousands)
	2009	2010	2011	2012	2013	2014 and after	Total
Contractual obligations:
Principal payments on debt	$392	$390	$143,758	$0	$200,000	—	$344,540
Interest payments on debt [1]	31,904	31,888	31,872	24,000	23,000	—	142,664
Capital lease obligations	697	404	37	13	9	—	1,160
Operating lease obligations	6,372	4,899	3,985	2,620	1,628	6,023	25,527
Other long-term liabilities	3,627	312	327	204	—	—	4,470
Management advisory fee	500	500	500	500	500	1,000	3,500

Total contractual obligations	$43,492	$38,393	$180,479	$27,337	$225,137	$7,023	$521,861

[1]

The interest payments on debt include interest on $144.5 million of variable rate debt in the senior credit facility. Interest payments on the senior secured term loan and acquisition facility borrowings are based on LIBOR + 2.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rates in effect on December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $10.8 million in cash and $37.1 million in adjusted working capital compared with $34.5 million in cash and $39.6 million in adjusted working capital at December 31, 2007. (See reconciliation of working capital to adjusted working capital at Item 6 “Selected Financial Data.”) The $23.7 million decrease in cash is primarily due to $27.0 million in net cash paid for acquisitions, $12.7 million in capital expenditures, and $10.2 million in principal repayments of long-term debt, partially offset by $27.3 million in cash provided by operations. The $2.5 million decrease in adjusted working capital is primarily due to decreases in accounts receivable and prepaid expenses and other current assets, partially offset by the decrease in accounts payable and additional adjusted working capital associated with companies acquired during the year.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.92 million (or 25.49%) of the total $35 million available under the Revolver. We requested a $1 million loan under the Revolver on November 19, 2008 and received $745,143 of the requested loan on November 19. The $254,857 shortfall in loan proceeds was due to Lehman’s failure to fund its pro rata portion of the loan.

By letter dated December 8, 2008, we notified Lehman that if Lehman wanted to fund its portion of the loan, to do so by December 10, 2008. Lehman has not provided such funds or responded to our letter.

We conclude that Lehman is unable or unwilling to fund its portion of loans under the Revolver and that, as a result, the amount actually available under the Revolver is $26.08 million. We expect that cash generated from operating activities and availability under the Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and borrowing availability under the Revolver (excluding the amount of Lehman’s commitment) will be adequate to meet our liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at February 28, 2009 was $331.6 million. In 2011, our debt service requirements will substantially increase as a result of the December 30, 2011 maturity of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2008 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2008:

	Required		Actual
Maximum leverage ratio		5.50	5.05
Minimum interest coverage ratio		1.70	1.99
Maximum annual capital expenditures	not to exceed $	15.0 million	$12.7 million

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

In privately negotiated transactions that settled on February 13 and February 18, 2009, respectively, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired SGS International, Inc.’s 12% senior subordinated notes maturing on December 15, 2013 (“Notes”) in an aggregate principal amount of $25.5 million for a cash purchase price of $15.0 million, together with accrued interest on the Notes. With the cancellation of these repurchased Notes, $174.5 million aggregate principal amount of Notes remain outstanding. The Note repurchases were financed in part by aggregate borrowings of $14.9 million under the Revolver.

Capital expenditures

Capital expenditures were $12.7 million for fiscal 2008. Capital expenditures for fiscal 2009 are expected to be between $10.0 million and $15.0 million. Capital expenditures are discretionary and generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Income taxes

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol are effective January 1, 2010. The Company believes that certain subsidiaries may be affected by the new provisions and is currently evaluating strategies to minimize any adverse tax impact from the Fifth Protocol provisions.

Cash flow

Year ended December 31, 2008 compared to the year ended December 31, 2007

Cash flows from operating activities. Net cash provided by operating activities was $27.3 million for fiscal 2008 as compared to $23.8 million for fiscal 2007. The primary reasons for the increase were cash provided by the operations of acquired businesses and a decrease in prepaid expenses and other current assets from existing operations, partially offset by a decrease in accounts payable and accrued expenses from existing operations.

Cash flows from investing activities. Net cash used in investing activities was $38.9 million for fiscal 2008 as compared to $39.7 million for fiscal 2007. The decrease in cash used in investing activities is due to a reduction in net cash used in business acquisitions. The net cash used decreased $2.3 million to $27.0 million for acquisitions in fiscal 2008 compared to $29.3 million for acquisitions in fiscal 2007. This decrease was partially offset by an increase in capital expenditures of $1.6 million to $12.7 million for fiscal 2008 compared to $11.1 million for fiscal 2007.

Cash flows from financing activities. Net cash used in financing activities was $10.3 million for fiscal 2008 as compared to $36.4 million of cash provided by financing activities for fiscal 2007. The primary reason for this fluctuation was borrowings of $40.0 million on the acquisition facility during fiscal 2007 associated with the 2007 acquisitions of CMJ’s operations and McGurk and the acquisition of Tri-Ad in January 2008. As of December 31, 2007, the Company has borrowed all of the $40.0 million available under the acquisition facility. In addition, combined principal payments on the long-term obligations were $10.2 million during fiscal 2008 compared to $3.5 million during fiscal 2007.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Cash flows from operating activities. Net cash provided by operating activities was $23.8 million for fiscal 2007 as compared to $20.2 million for fiscal 2006. The primary reason for the increase was that adjusted working capital decreased $2.0 million from December 31, 2006 to December 31, 2007 compared to an increase of $6.0 million from December 31, 2005 to December 31, 2006. (See reconciliation of working capital to adjusted working capital at Item 6 “Selected Financial Data.”)

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

We recognize customer rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, we provide for estimated customer claims, which also are recorded as sales deductions and are accrued based on estimated claims. The amount of future claims can be reasonably estimated based on historical experience and specific notification of pending claims. Also, we record cash discounts as sales deductions. Cash discounts are recorded based on actual discounts given to customers.

Accounts Receivable and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on specifically identified probable credit losses and also consider historical write-off experience. In addition, we also maintain allowances for customer claims due to rejected services, billing errors, disputed amounts, etc., which result in credit memos charged to net sales. Management’s estimated allowances are based on historical experience and specific notification of pending claims. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

Work-in-process Inventory—Work-in-process inventories are recorded based on the estimated costs incurred for orders that have not satisfied the revenue recognition considerations in SAB No. 104. This estimate is based on an itemized listing of unbilled orders, completion percentage for these unbilled orders, an estimated amount to be billed based on historical experience and customer information, and gross profit margin. Although we believe the current estimated amount for work-in-process inventory is reasonable, variations between the estimated amount to be billed and the actual billings to the customer, variations between the estimate completion percentage and actual completion percentage, and variations in gross profit margin could materially affect the recorded work-in-process inventory and cost of goods sold, impacting financial condition and results of operations

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets—We have goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Customer relationships are amortized on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years.

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

Accrued Health and Welfare Benefits—We are partially self-insured for health and welfare benefits. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred, but not paid as of the balance sheet date. We estimate our liability for claims incurred by applying a lag factor to our historical claims experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for health and welfare claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

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

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong. A 10% strengthening in the Canadian dollar against the U.S. dollar would have decreased fiscal 2008 net income by $0.2 million. A 10% strengthening in the British pound against the U.S. dollar would have increased fiscal 2008 net income by $0.1 million. A 10% strengthening in any of the other currencies utilized by our subsidiaries, the Mexican peso, the Euro, and the Hong Kong dollar against the U.S. dollar, would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $144.5 million of variable rate debt outstanding at December 31, 2008. A 1% increase in the average interest rate would increase future interest expense by $0.9 million annually. To the extent we incur additional debt under our senior secured revolving credit facility, our exposure to variable rate interest rates will increase.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

The Company completed its acquisition of the assets of Focus Imaging Group, LLC on December 31, 2008 and of the outstanding shares of Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”) on May 2, 2008. As permitted by the SEC, management’s assessment as of December 31, 2008 did not include the internal control of Focus Imaging Group, LLC’s and Backwell’s operations, which are included in the Company’s consolidated financial statements as of December 31, 2008. Focus Imaging Group, LLC’s operations constituted $6.1 million of total and net assets as of December 31, 2008. Backwell constituted $3.6 million and $2.7 million of total and net assets, respectively, as of December 31, 2008 and $0.8 million and $0.2 million of revenues and net income, respectively, for the year then ended.

Based on management’s assessment, which excluded an assessment of internal control of the acquired operations of Focus Imaging Group, LLC and Backwell, management has concluded that the Company’s internal control was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

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

Changes in internal control over financial reporting

During the quarter ended December 31, 2008, we changed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to include the previously out of scope acquisition of the operations of 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. within our evaluation of control effectiveness. However, as controls were in place for these operations prior to the fourth quarter of 2008, these changes have neither materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

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

Except as discussed above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors and our executive officers.

Name	Age*	Position
Henry R. Baughman	61	President, Chief Executive Officer and Director
Luca C. Naccarato	48	Executive Vice President; Chief Executive Officer of Southern Graphic Systems- Canada, Co.
James M. Dahmus	52	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Joseph M. Silvestri	46	Director
John P. Civantos	40	Director
Thomas L. Hammond	73	Director
Richard Leong	36	Director

*	As of March 31, 2009.

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

James M. Dahmus has been employed with us since April 2006. He joined the Company as Chief Financial Officer and was promoted to Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary on May 31, 2007. He served as the senior vice president and chief financial officer of Sunny Delight Beverages Co., an international consumer products company from 2004 until April 2006. From 2003 until 2004, he was the CFO and Executive VP for ADVO®, the largest direct marketing company in the world with $1.2 billion in revenue. Prior to that, he served in a variety of business leadership roles at Convergys and Cincinnati Bell beginning in 1995, including President of Asia/Pacific, CFO of the Software Division, and Corporate Controller. Prior to that, he served for 15 years at Procter & Gamble, with 13 of those years in finance and two as a brand manager of Pringles®. He received his MBA from Northwestern University, and his BA from Penn State University.

Joseph M. Silvestri has been since July 2006 a Managing Partner at Court Square Capital Partners, a private equity firm, and became one of our directors in connection with our formation in November 2005. Mr. Silvestri previously was a Managing Partner of Citigroup Venture Capital (“CVC”), also a private equity firm, having joined CVC in 1990. Mr. Silvestri received his B.S. from Pennsylvania State University and his MBA from Columbia Business School. He is a director of MacDermid, Incorporated, Auto Europe Group, Triumph Group and Newmarket, Inc.

John P. Civantos has been since July 2006 a Partner at Court Square Capital Partners, a private equity firm, and became one of our directors in connection with our formation in November 2005. Mr. Civantos previously was a Partner of CVC, having joined CVC in 2004 after serving for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to Hicks, Muse, he was with Morgan Stanley & Co.

Thomas L. Hammond became one of our directors in December 2005. He was our president from 1978 to 2002, and our Chief Executive Officer from 2000 until 2002, when he retired. He has a BS in mechanical engineering from Purdue and a J.D. from the University of Louisville.

Richard Leong became one of our directors in February 2006. Mr. Leong has served as the Managing Director of Flexo Manufacturing Corporation, a Philippines-based maker of flexible packaging, since 2004 and served as that company’s Executive Vice President from 1996 to 2003. He is also the Chairman of Tigerpack Ltd. (Shanghai), a flexible packaging maker located in China, and serves as the Chief Investment Advisor to Lyon Capital Partners, a private investment fund. Mr. Leong is also a director of Kirk Engineering Pty Ltd. Mr. Leong received his BS in Economics, with a concentration in Decision Sciences, from the Wharton School of the University of Pennsylvania.

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

CODE OF ETHICS

SGS International, Inc. has implemented a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions (“covered employees”). The Code of Ethics may be found on our website at http://www.sgsintl.com. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our covered employees by posting such information on our website.

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

The Company implemented a new salary/compensation administration plan for the 2009 calendar year. The primary purpose of the 2009 plan is to encourage collaboration among departments, plants and regions within our organization. Additionally, we intend this new plan to help improve overall production and quality while reducing waste and lowering our costs. The plan covers all salaried and hourly employees who were employed as of January 1, 2009. If the Company achieves 100% of its 2009 global business plan, then all employees will be awarded a 3% salary increase. If the Company achieves 110% or greater of its 2009 business plan, then all employees will be awarded a 5% salary increase. Should the Company achieve at least 90% of its 2009 business plan, then the Company would award all employees a 1% salary increase. In summary, this plan helps to align our compensation goals with our corporate values of team work and collaboration as well as financial accountability.

Targeted Overall Compensation

Messrs. Baughman, Naccarato and Dahmus have employment agreements with the Company that set forth their compensation and terms and conditions of employment. Their compensation levels were initially set by the Company at prevailing levels for comparable positions in similarly sized companies in our industry. The Compensation Committee reviews their compensation annually.

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

Base salaries as of December 31, 2008, for Messrs. Baughman, Dahmus and Naccarato were $360,000; $275,000; and $303,188 respectively.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2008 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for one-time restructuring costs (“Adjusted EBITDA”) and Free Cash Flow as financial performance metrics for all Executives. EBITDA performance measures our operational cash flow generated. The Compensation Committee believes that EBITDA is an appropriate performance measure for the Company because it allows us to compare our performance against companies within and across industries. This measure is also of interest to our Company’s shareholders and security holders, since EBITDA is essentially the income that a company has free for interest payments and principal repayment. The Compensation Committee believes that Free Cash Flow is a meaningful performance measure because it closely measures our progress toward achieving our Company objective of reducing debt -related service costs and improving Company net worth.

The 2008 Adjusted EBITDA target was established at $76.2 million and the Free Cash Flow target was established at $20 million Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2008 plan year, Adjusted EBITDA was weighted at 80% and Free Cash Flow generated was weighted at 20% of their total management incentive bonus. Although the Company exceeded its Free Cash Flow target, because it fell short of the Adjusted EBITDA target, none of the Executives received their target bonus for 2008. Adjusted EBITDA and Free Cash Flow are non-GAAP measures. A reconciliation of Adjusted EBITDA to our financial statements can be found in the footnotes following our Summary Compensation Table below. The Free Cash Flow calculation begins with the Adjusted EBITDA amount and adjusts for certain interest and taxes, capital spending, changes in working capital, and other items allowed by the Compensation Committee. Due to the detailed nature of this calculation, a reconciliation of this non-GAAP measure to the financial statements provided within is not practicable.

Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary, while their threshold and maximum bonus opportunities were set at 1% and 100% of their base salaries, respectively. The bonuses for Messrs. Baughman, Naccarato and Dahmus are calculated according to a special performance grid which reflects their status as the Company’s three highest ranking officers. This resulted in each such Executive receiving 59.65% of his target bonus. The resulting bonus payment amounts are shown in the Summary Compensation Table, below, in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Ownership

Our compensation philosophy includes adding an equity based element to our compensation package for senior management. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance and enhance the long term interests of the Company’s stockholders. Each Executive was given the opportunity to, and did, purchase common and preferred stock of Southern Graphics Inc. in 2006. See the discussion under “Equity Investment” in Item 13. Also in 2006, Mr. Dahmus was granted options to purchase shares of Southern Graphics Inc. No equity-based awards were granted to Executives in 2008 or 2007. However, the Company may, in its discretion, grant options under the Stock Incentive Plan to senior management, including Executives, in the future.

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

The Retirement Savings Plan is available to all employees including Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis, not to exceed an annual dollar IRS limitation, which was $15,500 in 2008. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

Executives are also eligible to participate in the Deferred Compensation Plan. This plan allows plan participants to continue to contribute a percentage of their annual pay on a pre-tax basis after they have reached the annual dollar IRS limitation in the Retirement Savings Plan. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre- tax basis. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Joseph M. Silvestri
John P. Civantos
Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and Executive Vice President for our 2006, 2007, and 2008 fiscal years. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Henry R. Baughman President and Chief Executive Officer	2008	$354,000	None	None	None	$107,375	None	$44,178	$505,553
	2007	$332,000	None	None	None	$167,348	None	$42,370	$541,718
	2006	$316,727	None	None	None	$163,960	None	$28,030	$508,717

James M. Dahmus Senior Vice President and Chief Financial Officer (1)	2008	$264,000	None	None	None	$82,022	None	$31,088	$377,110
	2007	$228,250	None	None	None	$115,052	None	$30,404	$373,706
	2006	$160,417	None	None	$111	$112,723	None	$15,350	$288,601

Luca C. Naccarato Executive Vice President	2008	$299,578	None	None	None	$90,430	None	$33,575	$423,583
	2007	$285,312	None	None	None	$143,814	None	$32,718	$461,844
	2006	$272,944	None	None	None	$140,903	None	$19,950	$433,797

(1)	James Dahmus commenced employment on April 10, 2006.

(2)	2008 ,2007 and 2006 Non-Equity Incentive Plan Compensation based on the actual 2008, 2007 and 2006 Adjusted EBITDA performance of $67.6 million, $66.6 million, and $61.8 million respectively, and 2008, 2007 and 2006 Free Cash Flow at 120% of target for all years. EBITDA, a measure used by management to measure operating performance, is defined as net income before interest, taxes, depreciation and amortization. We also exclude the impact of other expense, net, and discontinued operations, net, from the calculation of EBITDA to be consistent with the determination of EBITDA under our senior secured credit facility. Other expense, net, primarily consists of the gain (loss) on foreign exchange and interest income. Adjusted EBITDA is comprised of EBITDA plus allowed adjustments, which are expenses added back to EBITDA with the approval of the Compensation Committee of our Board of Directors, as administrator of the Management Incentive Bonus Plan. The following table reconciles net income to Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008 (in millions)	Year Ended December 31, 2007 (in millions)	Year Ended December 31, 2006 (in millions)
Net income (loss)	$(1.4)	$(2.1)	$0.9
Depreciation and amortization	28.6	23.7	20.1
Interest expense	36.5	36.9	35.0
Other expense (income), net	(2.1)	0.5	0.2
Provision (benefit) for income taxes	0.0	(1.2)	1.3
Discontinued operations, net	0.0	(0.7)	0.4

EBITDA	61.6	57.1	57.9

Allowed adjustments	6.0	9.5	3.9

Adjusted EBITDA	$67.6	$66.6	$61.8

ALL OTHER COMPENSATION

Name and Principal Position	Year	Company Contributions to Retirement Savings Plan ($) (1)	Contributions to Non-Qualified Def. Comp ($) (2)	Other ($) (3)	Total ($)
(a)	(b)	(c)	(e)	(g)	(j)

Henry R. Baughman President and Chief Executive Officer	2008	$5,814	$15,841	$22,523	$44,178

James M. Dahmus Senior Vice President and Chief Financial Officer	2008	$13,800	None	$17,288	$31,088

Luca C. Naccarato Executive Vice President	2008	$5,809	$12,166	$15,600	$33,575

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance and unused paid vacation.

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements was initially three years for Mr. Baughman but was subsequently extended to five years, and is four years for Mr. Naccarato, and will automatically renew in each case for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Each of these agreements was amended on January 25, 2006, to increase Mr. Baughman’s base salary from $241,440 to $320,000 and Mr. Naccarato’s base salary from $225,649 to $275,000. The remaining terms of such agreements were not changed by such amendments. Effective April 1, 2007, Mr. Baughman’s base salary was increased to $336,000 and Mr. Naccarato’s salary was increased to $288,750. Effective April 1, 2008, Mr. Baughman’s base salary was increased to $360,000 and Mr. Naccarato’s salary was increased to $303,188. Mr. Baughman’s employment agreement was amended on March 12, 2009 to extend the term through December 31, 2010.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement was initially three years, but Mr. Dahmus’s employment agreement was amended on March 12, 2009 to extend the term through April 10, 2011. The employment agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the original term (or any subsequent term, as the case may be). Mr. Dahmus’ base salary was $220,000 from April 10, 2006 to April 1, 2007, at which time his salary increased to $231,000. Effective April 1, 2008, Mr. Dahmus’ base salary was increased to $275,000.

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

The employment agreements also provide that, during the Executive’s employment and for a period of twenty-four months after the end of the Executive’s employment with us for Messrs. Baughman and Naccarato and twelve months after the end of the Executive’s employment for Mr. Dahmus, referred to below as the non-competition period, the Executive will not (i) compete, directly or indirectly, with us (ii) solicit or hire current and former employees, or (iii) solicit current and former customers. In consideration of the executive’s non-competition and non-solicitation agreement with respect to periods after termination of employment, we will pay the Executive an amount equal to 50% of his base salary during the non-competition period if the Executive was terminated without cause. The expiration of the term of the employment agreement (including notice of non-renewal) shall not be considered a termination without cause. If the Executive breaches any of the non-competition or non-solicitation restrictions, the Executive will waive and forfeit any and all rights to any further payments under his employment agreement and will repay any severance pay received under such agreement to us.

Plan-Based Awards

Below is a summary of the future payouts under non-equity incentive plan awards and outstanding option awards:

GRANTS OF PLAN-BASED AWARDS

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1,2]			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Henry R. Baughman President and Chief Executive Officer	N/A	$3,600	$180,000	$360,000	None	None	None	None	None	None	None
James M. Dahmus Senior Vice President and Chief Financial Officer	N/A	$2,750	$137,500	$275,000	None	None	None	None	None	None	None
Luca C. Naccarato Executive Vice President	N/A	$3,032	$151,594	$303,188	None	None	None	None	None	None	None

(1)	The Estimated Future Payouts Under Non-Equity Incentive Plan Awards are determined using the Management Incentive Plan previously discussed.
(2)	Please see the description in the Compensation Discussion and Analysis above, under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s threshold, target and maximum bonus opportunity.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry R. Baughman President and Chief Executive Officer	None	None	None	None	None	None	None	None	None
James M. Dahmus (1) Senior Vice President and Chief Financial Officer	900	600	None	$139	7-25-2016	None	None	None	None
Luca C. Naccarato Executive Vice President	None	None	None	None	None	None	None	None	None

(1)	On July 25, 2006, the Board of Directors of Southern Graphics Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board approved the grant under the Stock Incentive Plan to James M. Dahmus of options to acquire an aggregate of 1,500 shares of Southern Graphics Inc. Class A common stock, par value $.01 per share. The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that declines (but not below fair market value of the underlying shares on the grant date) through the fifth anniversary of the grant date. The options will become exercisable at the rate of 20% per year, beginning on December 31, 2006 and ending on December 31, 2010. All outstanding options will vest immediately upon a change in control.

Nonqualified Deferred Compensation

Below is the summary of nonqualified deferred compensation. Executives are eligible to participate in the Deferred Compensation Plan. The plan is unfunded and benefits under the plan are paid from the general assets of the Company. Executives whose salary deferrals to the Company’s qualified plans are limited by Internal Revenue Code limitations may elect to reduce their salary and credit to the plan the excess, if any, of (i) the amount of salary deferrals that would have been credited pursuant to the Retirement Savings Plan on their behalf for the plan year had the statutory limitations not been applicable over (ii) the amount of salary deferrals actually credited for the year by the participant to the Retirement Savings Plan. Salary reduction credits under the plan are in the same percentage as most recently elected under the Retirement Savings Plan. For each payroll period for which the Company credits salary to the plan on behalf of the participant, matching credits are also credited to the plan on behalf of the participant. The matching credits for each payroll period are equal to an amount not greater than 100 percent of that portion of the salary reduction credits that do not exceed 6% of the participant’s salary for the payroll period. Effective June 1, 2008, eligible plan participants, including Executives, may defer all or a portion of their awards under the Management Incentive Bonus Plan into the Deferred Compensation Plan, in 10% increments. There are no employer matching contributions on management incentive compensations awards deferred in the plan. The balance of a plan participant’s benefit under the plan will be distributed upon the plan participant’s termination of employment or death (to the plan participant’s beneficiary) in a lump sum, unless the participant elects to have the benefit paid in annual installments over a period of not more than ten years.

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Henry R. Baughman President and Chief Executive Officer	$42,248	$15,841	$(10,951)	None	$129,224
James M. Dahmus Senior Vice President and Chief Financial Officer	None	None	None	None	None
Luca C. Naccarato Executive Vice President	$32,433	$12,165	$(22,354)	None	$69,948

(1)	Registrant Contributions (column c) are reported as Contributions to Non-Qualified Deferred Compensation in the All Other Compensation Table.

Potential Payments upon Termination or Change in Control

Below is the summary of the estimated termination benefits that would be paid to each named executive officer as of December 31, 2008 in the various circumstances listed.

TERMINATION BENEFITS

Name and Principal Position	Termination With Cause	Termination Without Cause	Death or Disability	Change In Control
(a)	(b)	(c)	(d)	(e)
Henry R. Baughman (1) President and Chief Executive Officer
Cash Payments		$720,000	$180,000
Health and welfare benefits		$21,672	—
Total		$741,672	$180,000

James M. Dahmus (2) Senior Vice President and Chief Financial Officer
Cash Payments		$275,000	$137,500
Health and welfare benefits		$16,368	—
Total		$291,368	$137,500

Luca C. Naccarato (3) Executive Vice President
Cash Payments		$606,376	$151,594
Health and welfare benefits		$32,736	—
Total		$639,112	$151,594

(1)	Henry Baughman would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Baughman would be entitled only to his target management incentive bonus.
(2)	James Dahmus would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twelve (12) months if terminated without cause. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Dahmus would be entitled only to his target management incentive bonus.
(3)	Luca Naccarato would be paid a severance in the amount equal to one hundred percent (100%) of his base salary for a period of twenty four (24) months if terminated without cause. Additionally, Mr. Naccarato would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Naccarato would be paid an incentive bonus amount equal to the full target incentive bonus payment for the year terminated prorated by the number of months worked in the year terminated. In case of termination for disability, Mr. Naccarato would be entitled only to his target management incentive bonus.

Compensation of Directors

Below is the summary of Director Compensation. Directors (other than management directors) are paid $15,000 per year for serving on the Registrant’s board and are reimbursed for out-of-pocket expenses incurred in connection with attending the Registrant’s board of director meetings.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph M. Silvestri (1)	None	None	None	None	None	None	None
John P. Civantos (1)	None	None	None	None	None	None	None
Thomas L. Hammond	$15,000	None	None	None	None	None	$15,000
Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement. No director compensation was paid to Mr. Silvestri or Mr. Civantos in 2008.

Compensation Committee Interlocks and Insider Participation

Messrs. Silvestri, Civantos and Hammond comprise our Compensation Committee. Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which receives an annual fee of $0.5 million per year plus reasonable out-of-pocket expenses from the Company, pursuant to an Advisory Agreement. See the discussion under “Advisory Agreement” in Item 13.

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

	Number and Percent of Shares of Southern Graphics Inc.[1]
	Common Stock		Preferred Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Court Square Capital Partners, L.P. Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055	717,468	71.99%	773,271	79.74%
Lyon Southern	127,358	12.78%	137,264	14.16%
Named Executive Officers and Directors:
Henry R. Baughman	22,712	2.28%	229.02%
James M. Dahmus[3]	14,461	1.45%	1,144.12%
Luca C. Naccarato	22,712	2.28%	229.02%
Joseph M. Silvestri[2,4,5]	733,160	73.56%	790,184	81.49%
John P. Civantos[2,4]	731,760	73.42%	788,674	81.33%
Thomas L. Hammond	1,698.17%		1,830.19%
Richard Leong	—	—	—	—

All executive officers and directors as a group (8 persons)[2,4,5,6]	795,041	79.77%	793,936	81.87%

1	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
2	Includes shares of Common Stock (717,467.988) and Preferred Stock (773,271.028) held by Court Square Capital Partners, L.P., shares of Common Stock (7,400.479) and Preferred Stock (7,976.069) held by CSC SSB Fund, L.P. and shares of Common Stock (6,593.814) and Preferred Stock (7,106.676) held by CVC Executive Fund LLC.
3	Includes options to acquire 900 shares of Common Stock under the Southern Graphics Inc. Stock Incentive Plan.
4

Court Square Advisor LLC, an independent company formed by the former managers of CSC, manages and has voting power with respect to the shares owned by Court Square Capital Partners, L.P., CSC SSB Fund, L.P., and CVC Executive Fund LLC. Messrs. Silvestri and Civantos affiliates of Court Square Advisor LLC, which manages CSC’s investment in Southern Graphics Inc., and disclaim beneficial ownership of the shares held by CSC, CSC SSB Fund, L.P. and CVC Executive Fund LLC. The address of Mr. Silvestri and Mr. Civantos is c/o Court Square Capital Partners, L.P., Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055.

5	Includes shares of Common Stock held by the Silvestri 2002 Trust. Mr. Silvestri disclaims beneficial ownership of the shares held by the Silvestri 2002 Trust.
6	Includes shares purchased by Messrs. Baughman, Dahmus and Naccarato, as well as certain other members of management. See “Certain relationships and related party transactions.”

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	9,100	$145	21,900
Equity compensation plans not approved by security holders	—	—	—

Total	9,100	$145	21,900

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

Item 13.	Certain Relationships and Related Transactions

EQUITY INVESTMENT

In connection with the Acquisition, CSC and SGS Holdco entered into a Stockholders’ Agreement providing for CSC’s investment in SGS Holdco and containing agreements among its stockholders with respect to certain rights and restrictions and with respect to its corporate governance. SGS Holdco contributed the proceeds from the sale of its equity interest to the Registrant. The following is a summary description of the principal terms of the equity investment provisions of the Stockholders’ Agreement.

Pursuant to the Stockholders’ Agreement and a related subscription agreement, CSC and certain employees of CSC purchased 1,000,000 shares of common stock of SGS Holdco for $10.0 million and 970,000 shares of perpetual preferred stock of SGS Holdco for $97.0 million. Since the closing of the Acquisition and through the end of December 2006, Messrs. Baughman, Dahmus and Naccarato along with other management investors purchased approximately 105,094.32 shares of common stock and 5,493.572 shares of perpetual preferred stock of SGS Holdco, in the aggregate, at the same purchase price per share as CSC. The proceeds from the sale of shares to management investors were used to repurchase an equivalent number of shares of SGS Holdco from CSC. In transactions in 2007 and January of 2008, SGS Holdco repurchased an aggregate of 10,849.06 shares of its common stock and 915.095 shares of its perpetual preferred stock from three management investors in connection with their termination of employment with the Company at an aggregate price of $232,220, and sold 7,522.934 of such common shares and 634.544 of such perpetual preferred shares to three new management investors for an aggregate price of $200,550. The common stock of SGS Holdco purchased by the management investors will vest in five equal annual installments or, in the case of Mr. Baughman, if he retires after three years, he will be fully vested upon retirement. All vesting of such common stock is subject to the employee’s continuous employment with us and the terms and conditions of the Stockholders’ Agreement, including SGS Holdco’s repurchase rights upon termination of employment. In addition, Mr. Hammond made an investment of $200,000 in SGS Holdco. Mr. Hammond purchased approximately 1,700 shares of common stock and 1,830 shares of perpetual preferred stock of SGS Holdco at the same price per share and in the same ratio as CSC. The purchase price for such shares consisted of $150,000 in cash and the waiver of a $50,000 consulting fee owed to Mr. Hammond from the Registrant. The proceeds were used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. In other transactions, Lyon Southern, Inc. (“Lyon”), an affiliate of Richard Leong, purchased approximately 127,000 shares of common stock and 137,000 shares of perpetual preferred stock of SGS Holdco, and other third party investors purchased approximately 8,500 shares of common stock and 9,150 shares of perpetual preferred stock of SGS Holdco, in each case at the same price per share and in the same ratio as CSC, with the proceeds being used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. SGS Holdco has the right to redeem the shares of perpetual preferred stock at any time at a price equal to $100 per share plus dividends accrued to the date of redemption. The following chart sets forth a summary of such stock sales:

Name	Class A Common	Series A Preferred	Purchase Price
Management Investors	101,768.19	5,213.021	$1,568,630
Thomas Hammond	1,698.113	1,830.189	$200,000
Lyon Southern	127,358.491	137,264.151	$15,000,000
Others	8,490.970	9,150.940	$1,000,000

OTHER PROVISIONS OF THE STOCKHOLDERS’ AGREEMENT

Pursuant to the Stockholders’ Agreement, the stockholders of SGS Holdco will agree to take all actions so that its Board of Directors is composed of up to six directors, which so long as SGS Holdco has not consummated a public offering will include SGS Holdco’s CEO and up to five individuals designated by CSC. SGS Holdco’s board of directors currently consists of Messrs. Silvestri, Civantos, Baughman, Hammond and Leong.

The Stockholders’ Agreement contains provisions that, with some exceptions, restrict the ability of the stockholders to transfer any common stock or preferred stock of SGS Holdco except pursuant to the terms of the Stockholders’ Agreement. If holders of more than 50% of the common stock of SGS Holdco approve the sale of either the Company or SGS Holdco, which is known under the Stockholders’ Agreement as an approved sale, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock of SGS Holdco, each stockholder has agreed to sell all of its common stock and preferred stock of SGS Holdco on the terms and conditions approved by holders of a majority of the common stock of SGS Holdco then outstanding. In the event SGS Holdco proposes to issue and sell, other than in a public offering under a registration statement, any shares of its common stock or any securities containing options or rights to acquire any shares of its common stock or any securities convertible into its common stock to CSC or any of its respective affiliates, SGS Holdco must first offer to each of the other stockholders a pro rata portion of such shares. These preemptive rights will not be applicable to certain issuances of shares of SGS Holdco, including issuances of common stock of SGS Holdco upon conversion of shares of one class of common stock into shares of another class. Subject to some limitations (including the ability of CSC to sell to affiliates and to sell a portion of its holdings to other investors) CSC may not sell any of its shares of common stock without offering the other stockholders of SGS Holdco a pro rata opportunity to participate in the sale.

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

REGISTRATION RIGHTS AGREEMENT

As part of the Stockholders’ Agreement, CSC and the other stockholders of SGS Holdco are parties to a registration rights agreement. Under the registration rights agreement, upon the written request of CSC, SGS Holdco will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares of SGS Holdco held by CSC or its affiliates and use its best efforts to cause the registration statement to become effective. If at any time SGS Holdco files a registration statement for its common stock pursuant to a request by CSC, or otherwise (other than a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or its existing stockholders, or a registration statement registering a unit offering, which we refer to as a qualified offering), SGS Holdco will use its best efforts to allow the other parties to the registration rights agreement to have their shares of common stock of SGS Holdco (or a portion of their shares under some circumstances) included in the offering of common stock of SGS Holdco. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or in some cases the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by SGS Holdco.

ADVISORY AGREEMENT

In connection with the Acquisition, we entered into an advisory agreement with CVC Management LLC. This agreement was assigned to Court Square Advisor LLC (“CS Advisor”) on July 31, 2006. CS Advisor may provide financial, advisory and consulting services to us under the advisory agreement. In exchange for these services, CS Advisor will be entitled to an annual advisory fee of $0.5 million per year plus reasonable out-of-pocket expenses. We have also agreed to pay CS Advisor a transaction fee in connection with the consummation of any acquisition, divestiture or financing with a value in excess of $25,000,000, including any refinancing, by us or any of our subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. This advisory agreement has an initial term of ten years from December 30, 2005, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control upon payment of the relevant transaction fee, and also terminates, upon payment of a fee based on the discounted value of the remaining annual advisory fees, on an initial public offering of SGS Holdco’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CS Advisor. Messrs. Silvestri and Civantos are affiliates of CS Advisor.

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

On March 12, 2009, our Board of Directors authorized the Company to purchase prepress graphics services from (and enter into related transactions with) Flexo Manufacturing Corporation in an aggregate amount not to exceed $250,000 in 2009. Richard Leong is Managing Director of Flexo Manufacturing Corporation. Mr. Leong is one of our directors and Chief Investment Advisor to Lyon Capital Partners, an affiliate of our shareholder Lyon Southern, Inc.

Joseph Silvestri, one of our directors, has served and continues to serve as a director of one of our vendors. Investment funds managed by Mr. Silvestri’s affiliate, Court Square Capital Partners, acquired majority ownership of this vendor in March 2007. The Company purchased products from this vendor for approximately $1,876,000 in 2008 and $954,000 during the period from April through December 31, 2007. The Company believes that these purchases, which represent less than 0.5% of total revenues of the vendor in both periods, were made on terms at least as favorable as would have been available from other parties. The Company used, and continues to use, this vendor as an additional source for the type of products purchased. John Civantos, who is also one of our directors, is also an affiliate of this vendor.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rule 4200(a)(15)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed to the Company for the fiscal years ending December 31, 2008 and 2007 by the Company’s principal accounting firm, BDO Seidman, LLP, were as follows:

	2008	2007
Audit fees	$662,527	$544,915
Audit-related fees	56,768	23,337
Tax fees	—	—

Total	$719,295	$568,252

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The audit-related fees relate to professional services in connection with potential and other business combinations. The audit-related fees for the fiscal year ending December 31, 2008 also include professional services in connection with our registration statement filed on Form S-4. The Audit Committee pre-approves both the type of services to be provided by the Company’s principal accounting firm and the estimated fees related to these services. The services provided by BDO Seidman, LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

Schedules other than those mentioned above have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333- 133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333- 133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent (incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825)

9.	VOTING TRUST AGREEMENTS

9.1	Stockholder Agreement, dated as of December 30, 2005, among Southern Graphics Inc. (the Registrant’s parent) and the parties referred to therein, incorporated by reference to exhibit 9.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Acquisition Agreement dated as of November 11, 2005, by and among the Registrant, RMC Delaware,

Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.2	First Amendment to the Acquisition Agreement dated as of December 30, 2005, by and among the Registrant, Project Dove Holdco, Inc., Southern Graphics Systems-Canada, Co. SGS-UK Holdings Limited, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.3	Indenture. See Exhibit 4.3.

10.4	Supplemental Indenture. See Exhibit 4.6.

10.5	Registration Rights Agreement. See Exhibit 4.7.

10.6	Credit Agreement. See Exhibit 4.8.

10.7	First Amendment to Credit Agreement. See Exhibit 4.9.

10.8	Security Agreement. See Exhibit 4.10.

10.9	Canadian Security Agreement. See Exhibit 4.11.

10.10	Debenture. See Exhibit 4.12.

10.11*	Employment Agreement, dated December 30, 2005, between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.12 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.12*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.13 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.13*	Supplemental Pension Agreement, dated as of April 6, 1999 between Southern Graphic Systems, Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.14 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.14*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.5 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.15*	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.7 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.16*	Employment Agreement, dated December 30, 2005, between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.15 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.17*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.16 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.18*	Agreement, dated as of June 23, 2003, regarding reimbursement of educational expenses between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.17 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.19*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated January 27, 2006, between the Registrant and Benjamin F. Harmon, IV, incorporated by reference to exhibit 10.22 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.23	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.24*	Stockholder Agreement. See Exhibit 9.1.

10.25*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.27*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.2 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.28*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.29*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.30*	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.31*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, filed February 26, 2007, File No. 333-133825

10.32*	Amendment No. 1 dated as of January 2, 2008 to the Undertaking Agreement dated February 20, 2007 between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.33	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 13, 2007, File No. 333-133825

10.34	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.35	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.36	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.37*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 20, 2008, File No. 333-133825

10.38*	Second Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 10, 2009, filed February 13, 2009, File No. 333-133825

10.39*	Amendment, dated as of March 12, 2009, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman

10.40*	Amendment, dated as of March 12, 2009, to Employment Agreement dated as of April 10, 2006 between the Registrant and James M. Dahmus

21	SUBSIDIARIES

21.1	Subsidiaries of the Registrant

24.	POWERS OF ATTORNEY

24.1	Powers of Attorney

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009	SGS INTERNATIONAL, INC.

	By:	/s/ HENRY R. BAUGHMAN
	Name:	Henry R. Baughman
	Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ HENRY R. BAUGHMAN	President, Chief Executive Officer and Director	March 12, 2009
	Henry R. Baughman	(Principal Executive Officer)

	/s/ James M. Dahmus	Senior Vice President and Chief Financial Officer	March 12, 2009
	James M. Dahmus	(Principal Financial and Accounting Officer)

	*	Director	March 12, 2009
Joseph M. Silvestri

	*	Director	March 12, 2009
John P. Civantos

	*	Director	March 12, 2009
Thomas L. Hammond

*By:	/s/ BENJAMIN F. HARMON, IV		March 12, 2009
Benjamin F. Harmon, IV
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of

SGS International, Inc.:

In our opinion, the accompanying consolidated statement of operations, comprehensive income and stockholder’s equity and cash flows present fairly, in all material respects, the results of operations and cash flows of SGS International, Inc. and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 11, 2007

Except for Note U, for which the date is March 19, 2008

Louisville, Kentucky

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

SGS International, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of SGS International, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income and stockholder’s equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2008 and 2007 financial statement schedule listed in the index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGS International, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2008 and 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 11, 2009

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2008 and December 31, 2007

(in thousands of dollars, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,766	$34,467
Receivables from customers, less allowances of $1,327 and $830 at December 31, 2008 and 2007, respectively	56,302	61,142
Inventories	9,064	7,718
Deferred income taxes	699	575
Prepaid expenses and other current assets	3,780	11,039

Total current assets	80,611	114,941

Properties, plants and equipment, net	46,186	53,368
Goodwill	172,618	175,933
Other intangible assets, net	169,214	176,233
Deferred financing costs, net	7,100	8,848
Other assets	384	883

TOTAL ASSETS	$476,113	$530,206

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$14,536	$22,346
Accrued compensation	5,920	7,928
Accrued taxes, including taxes on income	1,501	2,397
Accrued interest	1,018	1,048
Other current liabilities	9,792	7,101
Current portion of short-term and long-term obligations	1,089	2,226

Total current liabilities	33,856	43,046

Long-term obligations, net of current portion	344,611	360,859
Non-current liabilities	204	1,398
Deferred income taxes	7,926	5,693

Total liabilities	386,597	410,996

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income (loss)—unrealized translation adjustments, net of tax	(14,739)	13,509
Accumulated deficit	(2,745)	(1,299)

Total stockholder’s equity	89,516	119,210

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$476,113	$530,206

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2008, December 31, 2007, and December 31, 2006

(in thousands of dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
NET SALES	$323,518	$308,809	$276,276
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	212,295	205,132	180,512
Selling, general, and administrative expenses	49,599	46,555	37,913
Depreciation and amortization	28,659	23,689	20,061

INCOME FROM OPERATIONS	32,965	33,433	37,790

NON-OPERATING EXPENSES:
Interest expense	36,545	36,929	35,012
Other expense (income), net	(2,149)	497	225

INCOME FROM (LOSS ON) CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,431)	(3,993)	2,553
PROVISION (BENEFIT) FOR INCOME TAXES	15	(1,182)	1,345

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	(1,446)	(2,811)	1,208

INCOME FROM (LOSS ON) DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	—	842	(480)
PROVISION (BENEFIT) FOR INCOME TAXES ON DISCONTINUED OPERATIONS	—	170	(197)

NET INCOME (LOSS)	$(1,446)	$(2,139)	$925

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Stockholder’s Equity

Years Ended December 31, 2008, December 31, 2007, and December 31, 2006

(in thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2005		$—	$107,000	$(85)	$—	$106,915

Comprehensive income:

Net income	$925	—	—	925	—	925
Unrealized translation adjustments	2,431	—	—	—	2,431	2,431

Comprehensive income	$3,356

Balance at December 31, 2006		—	107,000	840	2,431	110,271

Comprehensive income:

Net loss	$(2,139)	—	—	(2,139)	—	(2,139)
Unrealized translation adjustments	11,078	—	—	—	11,078	11,078

Comprehensive income	$8,939

Balance at December 31, 2007		—	107,000	(1,299)	13,509	119,210

Comprehensive loss:

Net loss	$(1,446)	—	—	(1,446)	—	(1,446)
Unrealized translation adjustments	(28,248)	—	—	—	(28,248)	(28,248)

Comprehensive loss	$(29,694)

Balance at December 31, 2008		$—	$107,000	$(2,745)	$(14,739)	$89,516

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, December 31, 2007, and December 31, 2006

(in thousands of dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash from Operations
Net income (loss)	$(1,446)	$(2,139)	$925
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	28,659	23,761	20,507
Amortization of deferred financing fees	1,865	1,393	1,226
Foreign currency (gain) loss on senior secured term loan	(2,955)	215	1,384
Change in deferred income taxes	(939)	(1,174)	754
Loss on disposal of assets	794	816	—
Gain on divestiture of business	—	(935)	—
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	4,158	(804)	(277)
Inventories	(1,078)	(1,254)	(1,146)
Prepaid expenses and other current assets	7,115	(2,632)	(122)
Accounts payable and accrued expenses	(6,631)	5,833	(2,382)
Taxes, including taxes on income	(826)	89	(486)
Noncurrent assets and liabilities	(1,438)	641	(181)

Cash provided by operations	27,278	23,810	20,202

Investing Activities
Capital expenditures	(12,731)	(11,108)	(8,650)
Proceeds from sale of assets	766	—	2,060
Proceeds from divestiture of business, net of cash divested	—	628	—
Business acquisitions, net of cash acquired	(26,972)	(29,262)	(4,424)

Cash used in investing activities	(38,937)	(39,742)	(11,014)

Financing Activities
Borrowings on acquisition facility	—	40,000	—
Deferred financing fees	(117)	(65)	(218)
Net changes in short-term borrowings	—	—	1,600
Payments on senior term loan and acquisition facility	(9,523)	(1,454)	(1,202)
Payments on other long-term debt	(697)	(2,060)	(672)

Cash (used in) provided by financing activities	(10,337)	36,421	(492)

Effect of exchange rate changes on cash	(1,705)	1,320	(119)

Net change in cash and cash equivalents	(23,701)	21,809	8,577

Cash and cash equivalents at beginning of period	34,467	12,658	4,081

Cash and cash equivalents at end of period	$10,766	$34,467	$12,658

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, December 31, 2007, and December 31, 2006

(Dollars in thousands, except per share amounts and where otherwise noted)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 38 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, and Hong Kong.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited and SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd. (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, SGS Asia Pacific Limited since July 11, 2007, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. from January 1, 2008, and Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2, 2008.

On October 1, 2008, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. were amalgamated as a single company named Tri-Ad Graphic Communications Ltd. Immediately following the amalgamation, Tri-Ad Graphic Communications Ltd. transferred all of its assets and liabilities to Southern Graphic Systems-Canada, Co. and was subsequently dissolved. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheets do not include the accounts of Mozaic, but include our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at December 31, 2008 and December 31, 2007. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

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

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$2,406	$13,798
Pre-tax profit (loss)	$842	$(480)

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on specifically identified probable credit losses and historical write-off experience. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. In addition, the Company maintains allowances for customer claims due to rejected services, billing errors, disputed amounts, and other items, which result in credit memos charged to net sales. The Company determines the allowance for claims based on historical experience and specific notification of pending claims. The Company does not have any off-balance-sheet credit exposure related to its customers.

Properties, Plants and Equipment

Properties, plants and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets, averaging 20 years for structures, between 3 and 10 years for machinery and equipment, and 3 years for software. The provision for depreciation also includes depreciation on assets under capital lease arrangements. Properties, plants and equipment are evaluated for impairment when indicators of impairment exist. Gains or (losses) from the sale of assets of ($795), ($701), and $37 are included in other income for the years ended December 31, 2008, 2007 and 2006, respectively. Repairs and maintenance are charged to expense as incurred.

Capitalized software costs are included in properties, plants and equipment. We record software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include internal labor costs and external costs of materials and services during application development. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair values of net assets of businesses acquired. Customer relationships are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 20 years. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) goodwill is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company performs the annual test for impairment during the fourth quarter. The impairment test compares the carrying amount of the reporting unit to the fair value of the reporting unit. The Company has one reporting unit. The impairment tests in 2008, 2007, and 2006 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill were recorded.

Impairments of Other Intangible Assets and Long-Lived Assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated financial statements for 2008, 2007, or 2006.

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Acquisition and the registration of the senior subordinated notes. Deferred financing costs are primarily amortized (included in interest expense) using the effective interest method, over the life of the related debt. The amortization of deferred financing costs was $1,865, $1,394 and $1,226 for the years ended December 31, 2008, 2007, and 2006, respectively. During 2008, the Company accelerated the amortization of deferred financing costs related to an optional principal repayment on the senior term loan and a reduction of available borrowings on the revolving credit facility.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits since April 1, 2006. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2008 and 2007, the Company had accrued $731 and $677, respectively, within other current liabilities for accrued health and welfare benefits.

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

The majority of the Company’s revenue is from the sale of prepress services and image carriers for the printing industry. The deliverables for prepress services consist of electronic image files for which the Company recognizes revenue when the electronic file is delivered to the customer. The deliverable for image carriers consists of the engravings on gravure cylinders and flexographic printing plates for which the Company recognizes revenue when the deliverable is shipped and risk of loss has passed to the customer.

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all deliverables are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	December 31, 2008	December 31, 2007
Raw materials	$2,949	$2,709
Work-in-process	6,115	5,009

	$9,064	$7,718

Rebates

The Company receives rebates from certain vendors. The Company records these rebates as a reduction of cost of goods sold in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Receivables for vendor rebates are included as a component of prepaid expenses and other current assets.

The Company also grants rebates to certain customers. The Company records these rebates as a reduction of sales in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Liabilities for customer rebates are included as a component of other current liabilities.

Shipping and Handling Costs

Effective January 1, 2007, the Company included amounts invoiced to customers for shipping and handling costs as a component of net sales. Net sales included $5,254 and $4,321 for amounts invoiced to customers for shipping and handling costs for the years ended December 31, 2008 and December 31, 2007, respectively. Prior to January 1, 2007, amounts invoiced to customers for shipping and handling costs were netted against the actual cost incurred and reflected as a reduction in cost of sales. Amounts prior to January 1, 2007 were not material.

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

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the years ended December 31, 2008 or December 31, 2007.

Tax returns filed for the year ended December 31, 2007, the year ended December 31, 2006 and for the one-day ended December 31, 2005 are currently still subject to examination by taxing authorities.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares. Also on July 25, 2006, Southern Graphics Inc. granted options to certain employees of SGS International, Inc. and its subsidiaries to acquire an aggregate of 7,300 shares of Southern Graphics Inc. Class A Common Stock. On February 20, 2007 Southern Graphics Inc. granted options to an employee of SGS International, Inc. and its subsidiaries to acquire an aggregate of 1,500 shares of Southern Graphics Inc. On January 3, 2008 Southern Graphics Inc. granted options to an employee of SGS International, Inc. and its subsidiaries to acquire an aggregate of 1,500 shares of Southern Graphics Inc.

Stock option features based on the date of original grant are as follows:

Date of Original Grant	Vesting	Term	Exercise Price
July 25, 2006	20% each year, beginning on December 31, 2006 and ending on December 31, 2010	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 on July 1, 2010

February 20, 2007	20% each year, beginning on March 31, 2008 and ending on February 20, 2012	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 on August 21, 2011

January 3, 2008	20% each year, beginning on January 3, 2009 and ending on January 3, 2013	10 years	$161 at grant date; declines semi-annually until exercise price reaches $113 on July 4, 2012

The options above are the only options granted by Southern Graphics Inc. or SGS International, Inc., as of December 31, 2008. During the year ended December 31, 2007, a former employee of SGS International, Inc. and its subsidiaries forfeited 1,200 of the options granted on July 25, 2006.

Compensation expense for share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the each of the years ended December 31, 2008, 2007 and 2006.

The primary assumptions utilized in the Black-Scholes option pricing model are as follows:

	Grant Date of January 3, 2008	Grant Date of February 20, 2007	Grant Date of July 25, 2006
Stock price volatility	29.8%	28.0%	27.9%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	4.7%	5.0%
Expected life of options	10 years	10 years	10 years
Derived service period	10 years	10 years	10 years

The stock price volatility utilized above was determined using historical data for companies in SGS International, Inc.’s industry as there is not an established market for the Company’s stock.

The risk-free interest rate utilized above was based on the rate of United States Treasury Bonds with a remaining term approximately equal to the expected term of the options being valued.

The derived service period of the options was determined using a risk-neutral option pricing simulation model.

The fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.09 per option, $0.07 per option, and $0.07 per option, respectively.

As of December 31, 2008 and 2007, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 10 years with an annual charge of less than $0.1.

Foreign Currency

The local currency is the functional currency for locations in Canada, Mexico, the United Kingdom, the Netherlands and Hong Kong. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. In 2008, 2007, and 2006, transaction gains (losses) recognized in the statement of operations due to exchange rate changes were $2,364, ($1,141), and ($1,332), respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment in other comprehensive income.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective beginning November 15, 2008. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to measure any additional financial assets or financial liabilities at fair value outside the scope of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).

On January 1, 2008, the Company adopted the provisions of SFAS 157, as further discussed in Note O.

B.	Nature of Operations

The Company operates in a single reportable segment whose service offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. There were no customers that comprised in excess of 10% of total revenues in 2008, 2007, or 2006.

The following summarizes the concentrations of sales and long-lived assets by major geographic region. Sales are attributed to the geographic region based on the point of origin of the sale.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales
United States	$223,330	$221,426	$216,835
Canada	57,795	42,582	40,853
United Kingdom	43,966	44,576	23,867
Other	9,737	6,423	1,881
Eliminations	(11,310)	(6,198)	(7,160)

Total sales	$323,518	$308,809	$276,276

	December 31, 2008	December 31, 2007
Long-lived assets
United States	$291,638	$301,319
Canada	73,315	71,895
United Kingdom	27,104	38,014
Other	3,445	4,037

Total long-lived assets	$395,502	$415,265

C.	Prepaid Expenses and Other Current Assets

	December 31, 2008	December 31, 2007
Prepaid expenses	$2,017	$2,060
Receivables for vendor rebates	749	7,597
Other	1,014	1,382

	$3,780	$11,039

The significant decrease in rebates receivable is due to our efforts to renegotiate rebate terms during 2008 to include such rebates in the net invoiced price. These efforts also resulted in a decreased payable balance in 2008 compared to 2007 as a result of the decreased invoiced price from suppliers.

D.	Properties, Plants and Equipment, net

	December 31, 2008	December 31, 2007
Land	$941	$941
Structures	8,687	8,778
Machinery and equipment	53,692	52,273
Software	16,846	15,123

	80,166	77,115
Accumulated depreciation	(39,084)	(25,833)

	41,082	51,282
Construction work-in-progress	5,104	2,086

	$46,186	$53,368

Depreciation expense on properties, plants, and equipment was $18,429, $14,298, and $11,570, for the years ended December 31, 2008, 2007 and 2006, respectively.

E.	Goodwill and Other Intangible Assets

	December 31, 2008	December 31, 2007
Goodwill, cost	$172,618	$175,933

Customer relationships, cost	170,121	168,070
Customer relationships, accumulated amortization	(23,082)	(15,733)

Other intangible assets, cost	25,961	26,327
Other intangible assets, accumulated amortization	(3,786)	(2,431)

	$341,832	$352,166

The change in goodwill during 2008 is due to the following:

Goodwill at December 31, 2007	$175,933

Acquisitions during 2008	10,639

Changes due to foreign currency fluctuations	(13,954)

Goodwill at December 31, 2008	$172,618

The change in customer relationships, cost during 2008 is due to the following:

Customer relationships at December 31, 2007	$168,070

Acquisitions during 2008	14,389

Changes due to foreign currency fluctuations	(12,338)

Customer relationships at December 31, 2008	$170,121

The change in other intangible assets, cost during 2008 is due to the following:

Other intangible assets at December 31, 2007	$26,327

Acquisitions during 2008	885

Changes due to foreign currency fluctuations	(1,251)

Other intangible assets at December 31, 2008	$25,961

Amortization expense on customer relationships and other intangible assets was $10,230, $9,391, and $8,491 for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization of customer relationships and other intangible assets is estimated to be approximately $8,700 and $1,300, respectively, each year from 2009 through 2013.

F.	Other Current Liabilities

	December 31, 2008	December 31, 2007
Payables for customer rebates	$3,087	$2,997
Purchase price payable for acquisitions	3,270	255
Accrued health and welfare benefits	731	677
Customer deposits	547	533
Other	2,157	2,639

	$9,792	$7,101

G.	Acquisitions

The Company has consummated acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships and/or acquiring an underutilized asset that could more efficiently perform existing services within our organization.

Acquisitions during the year ended December 31, 2008

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flexart Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for a cash purchase price of 22.0 million Canadian dollars ($22,319 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition), subject to adjustment as described in the SPA. Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The preliminary purchase price allocation for the acquisition of Tri-Ad is provided below. We expect there will be additional adjustments to the cash purchase price since we are currently in the process of arbitration with the selling shareholders, in accordance with the dispute resolution provisions contained in the SPA, regarding the calculation of certain purchase price adjustments. This allocation may change significantly based on final purchase price adjustments.

Purchase price	$22,319
Transaction costs	885

Total cash acquisition price	$23,204

Allocation of acquisition price:
Current assets	$7,778
Properties, plants and equipment	2,475
Goodwill	8,873
Customer relationships	7,085
Other intangible assets	885
Liabilities assumed	(3,892)

Total cash acquisition price	$23,204

On May 2, 2008, Southern Graphic Systems-Canada, Co. acquired a Canadian provider of packaging and retail graphics for an aggregate cash consideration of 2.9 million Canadian dollars ($2,901 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition). The preliminary purchase price allocation for the acquisition is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$2,901
Transaction costs	50

Total cash acquisition price	$2,951

Allocation of acquisition price:
Current assets	$766
Properties, plants and equipment	58
Goodwill	761
Customer relationships	2,841
Liabilities assumed	(1,475)

Total cash acquisition price	$2,951

On December 31, 2008, Southern Graphic Systems, Inc. acquired substantially all of the assets of a provider of packaging and retail graphics located in Marietta, Georgia for an aggregate cash consideration of $6,000. The preliminary purchase price allocation for the acquisition is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$6,000
Transaction costs	63

Total cash acquisition price	$6,063

Allocation of acquisition price:
Current assets	$152
Properties, plants and equipment	445
Goodwill	1,004
Customer relationships	4,462

Total cash acquisition price	$6,063

Results of operations of the above acquisitions are included in the consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming each acquisition, or all the acquisitions in the aggregate, had been made at the beginning of each period presented, would not have been materially different from the results reported.

Acquisitions during the year ended December 31, 2007

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and pre-press, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash consideration of $16,150 (the “CMJ Consideration”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company operates the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The CMJ Consideration included deferred consideration of $2,500 paid in February 2008 and $2,000 paid in February 2009. The deferred consideration installments were subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. An additional amount would have been payable with the second deferred installment only if the acquired business achieved a specified threshold of earnings before interest, depreciation and amortization. This $4,500 of deferred consideration was recognized as compensation expense of $1,375 and $3,125 for the years ended December 31, 2008 and 2007, respectively. The purchase price allocation for the acquisition from CMJ is provided below.

Purchase price	$11,650
Transaction costs	300

Total cash acquisition price	$11,950

Allocation of acquisition price:
Current assets	$265
Properties, plants and equipment	217
Goodwill	2,570
Customer relationships	7,600
Other intangible assets	1,600
Liabilities assumed	(302)

Total cash acquisition price	$11,950

Results of operations of the business acquired from CMJ are included in the consolidated statements of operations from the date of the acquisition. Pro forma results of the Company, assuming the acquisition from CMJ had been made at the beginning of each period presented, would not have been materially different from the results reported.

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

H.	Short-Term and Long-Term Obligations

	December 31, 2008	December 31, 2007
Senior secured term loan	$105,171	$121,586
Borrowings on senior acquisition loan facility	39,369	39,766
Senior subordinated notes	200,000	200,000
Capital lease obligations	1,160	1,733

	345,700	363,085
Less short-term and long-term obligations due within one year	(1,089)	(2,226)

	$344,611	$360,859

The Company has a $193,700 senior credit facility offered by a syndicate of banks, financial institutions and other entities led by UBS Securities LLC and Lehman Brothers Inc. consisting of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions.

The $105,171 outstanding on the term loan facility at December 31, 2008 is payable at maturity on December 30, 2011. At December 31, 2008, the balance outstanding on the term loan facility consisted of $80,283 of borrowings denominated in the United States dollar, $17,272 of borrowings denominated in the Canadian dollar, and $7,616 of borrowings denominated in pound sterling. Borrowings on the term loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2008, the weighted average interest rate on the term loan facility was 4.5%.

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

At December 31, 2008 and 2007, no amounts were drawn on the revolving credit facility. The revolving credit facility (the “Revolver”) provides for $35,000 of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8,920 (or 25.49%) of the total $35,000 available under the Revolver. The Company requested a $1,000 loan under the Revolver on November 19, 2008 and received

$745 of the requested loan on November 19. The $255 shortfall in loan proceeds was due to Lehman’s failure to fund its pro rata portion of the loan. By letter dated December 8, 2008, the Registrant notified Lehman that if Lehman wanted to fund its portion of the loan, to do so by December 10, 2008. Lehman has not provided such funds or responded to the Registrant’s letter. We conclude that Lehman is unable or unwilling to fund its portion of loans under the Revolver and that, as a result, the amount actually available under the Revolver is $26,080. Unused portions of the Revolver are charged a fee of 0.5%. Fees incurred on the unused portion of the Revolver were $168, $175 and $175 for the years ended December 31, 2008, 2007, and 2006, respectively. The Revolver is available through December 30, 2010. Borrowings on the Revolver bear interest at a variable rate of LIBOR plus 2.5%.

At December 31, 2008 and 2007, $39,369 and $39,766, respectively, were outstanding on the acquisition loan facility. The outstanding balance on the acquisition loan facility is payable in quarterly installments of approximately $100 through September 2011, with the remaining amount due at maturity on December 30, 2011. The availability of additional borrowings on the acquisition loan facility expired on December 31, 2007. Fees incurred on the unused portion of the acquisition loan facility were $0, $320 and $600 for the years ended December 31, 2008, 2007 and 2006, respectively. Borrowings on the acquisition loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2008, the weighted average interest rate on the acquisition loan facility was 4.1%.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior credit facility agreement. The senior credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2008, the Company was in compliance with these covenants.

The Company issued $200.0 million of 12% senior subordinated notes in December 2005. The senior subordinated notes mature on December 15, 2013 and bear interest at the rate of 12% per year, which is payable semi-annually in arrears on June 15 and December 15 of each year. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries and rank secondary to the Company’s senior credit facility. The senior subordinated notes contain restrictive covenants as stated in the indenture agreement, including limitations on the Company’s ability to incur additional debt. See Note S for discussion of the subsequent event related to the senior subordinated notes.

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

The amount of long-term debt, including capital lease obligations, maturing in each of the next five years is $1,089 in 2009, $794 in 2010, $143,795 in 2011, $13 in 2012, $200,009 in 2013.

I.	Interest Expense

Interest expense consists of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest on senior term loan	$7,931	$9,436	$8,948
Interest on borrowings on acquisition facility	2,475	1,493	—
Interest on senior subordinated notes	24,000	24,000	24,000
Amortization of deferred financing costs	1,865	1,394	1,226
Commitment fees on senior credit facility	248	577	775
Other	26	29	63

Total	$36,545	$36,929	$35,012

J.	Other Expense (Income), net

Other expense (income), net consists of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Realized foreign exchange (gain) loss	$(2,364)	$1,141	$1,332
Interest income	(372)	(748)	(795)
Other	587	104	(312)

Total	$(2,149)	$497	$225

K.	Related Party Transactions

The Company incurred and paid management advisory fees of $500 annually during 2008, 2007 and 2006 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

In April of 2007, one of our vendors became a related party when the majority ownership of that vendor was acquired by a third party that could exert significant influence over both the Company and that vendor. Amounts paid to that vendor were approximately $1,876 in 2008 and $954 during the period from April through December 31, 2007. Payable amounts outstanding to this vendor were approximately $305 at December 31, 2008 and $112 at December 31, 2007. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business and there were no significant changes in terms with this vendor during 2007 or 2008.

L.	Lease Expense

Certain buildings and office space are under operating lease agreements. Total expense for all leases was $8,887, $7,902, and $7,064 in 2008, 2007, and 2006, respectively. Under long-term leases, minimum annual rentals are $6,372 in 2009, $4,899 in 2010, $3,985 in 2011, $2,620 in 2012, $1,628 in 2013 and $6,023 thereafter.

M.	Defined Contribution Plans

Effective January 1, 2006, the Company adopted the Southern Graphic Systems, Inc. Savings Plan (the “Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. Employees were eligible to make elective deferral contributions to the Plan beginning on the first day of any payroll period on or following April 1, 2006. The Plan is funded with both employer and employee contributions. Participants may voluntarily contribute up to 16% of their annual pay into the plan, not to exceed an annual dollar limitation, which was $15,500, $15,500 and $15,000 in 2008, 2007 and 2006, respectively. The Plan provides that, for each payroll period beginning on or after July 1, 2006, the Company may make matching contributions in an amount to be determined by the Board of

Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Plan provides that, for any Plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the plan are included in costs of operations and were $3,292, $3,376 and $2,305 in 2008, 2007 and 2006, respectively. There were no discretionary contributions in 2008, 2007, or 2006.

N.	Income Taxes

The components of income (loss) before taxes on income (loss) from continuing operations were:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
U.S.	$1,085	$(5,255)	$1,060
Foreign	(2,516)	1,262	1,493

	$(1,431)	$(3,993)	$2,553

The provision (benefit) for taxes on income (loss) from continuing operations consisted of:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
U.S. Federal	$—	$—	$—
Foreign	1,007	162	523
State	—	—	—

	1,007	162	523

Deferred:
U.S. Federal	722	(463)	484
Foreign	(1,790)	(857)	261
State	76	(24)	77

	(992)	(1,344)	822

	$15	$(1,182)	$1,345

The reconciliation between the provision (benefit) for taxes on income (loss) for continuing operations computed by applying the federal statutory tax rate to income (loss) before taxes on income (loss) from continuing operations and the actual provision is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
U.S. federal statutory rate	35.0%	34.0%	34.0%
State tax net of federal benefit	-3.3%	0.7%	1.0%
Taxes on foreign income	-4.6%	0.3%	-0.9%
Permanent differences	-23.6%	-9.6%	13.2%
Valuation allowance	-14.5%	-6.3%	4.8%
Rate changes (1)	9.9%	10.1%	0.0%
Other	0.0%	0.4%	0.6%

Effective tax rate	-1.1%	29.6%	52.7%

(1)

The impact for the rate changes in 2008 were primarily due to adjusting the net deferred tax assets for a 2.5% decrease in the tax rates in Canada while the rate changes in 2007 were related to the United Kingdom enacting a tax rate change in July 2007 that reduced the tax rate in the United Kingdom by 2.0% effective April 1, 2008.

The components of net deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Deferred Tax Assets:
Employee benefits	$65	$261
Foreign tax credit carryforwards	1,919	977
Foreign currency loss on senior secured term loans	—	575
Tax loss carry forwards	17,977	11,880
Reserves for customer receivables	453	273
Unrealized foreign currency translation items	272	50
Other	433	61
Valuation allowance	(1,117)	(706)

Total deferred tax assets	$20,002	$13,371

Deferred Tax Liabilities:
Depreciation and amortization	$(20,721)	$(14,905)
Interest on intercompany notes	(5,771)	(3,423)
Foreign currency gain on senior secured term loan	(535)	—
Other	(202)	(161)

Total deferred tax liabilities	$(27,229)	$(18,489)

The increase in the deferred tax liability for depreciation and amortization includes $3,407 due to recording the opening balance sheet related to the acquisitions of Tri-Ad and Backwell in accordance with SFAS No. 142.

The Company has recorded a valuation allowance against a portion of its foreign tax credit carry forwards because it is more likely than not that this portion of the carry forwards will not be realized.

The Company has net operating loss carry forwards in various tax jurisdictions at December 31, 2008 as follows:

United States	$39,279 expiration beginning December 31, 2026
Canada	$7,811 expiration beginning December 31, 2026
United Kingdom	$616 with no expiration date
Mexico	$221 expiration beginning December 31, 2016

The Company believes it will be able to utilize all of the net operating loss carry forwards prior to their expiration. In the United States, the amortization of goodwill for tax purposes is a major factor generating the net operating loss carry forwards. The amortization of goodwill for tax purposes reduces taxable income by approximately $15,000 per year which will end on December 31, 2020. This will result in a $15,000 increase in taxable income from 2020 through 2026 which is when the net operating losses begin to expire. We believe that even if we are unable to generate taxable income prior to 2020, the taxable income increase due to decreased tax amortization is more than enough to fully utilize all net operating losses prior to expiration. Additionally, the Company has recorded a deferred tax liability on $10,332 of interest income in a U.S. controlled foreign corporation that will become taxable income when repatriated. When the company chooses to repatriate this income, the related tax liability will be realized resulting in the utilization of a portion of the net operating loss carry forwards. We further believe that our recent acquisitions in Canada will generate enough income to utilize our Canadian operating losses. As such, no valuation allowance has been recorded against any of our net operating loss carryforwards. The Company continuously evaluates the need to record a valuation allowance and will recognize such valuation allowance if it is deemed necessary due to a change in expectations about the ability to realize the full value of the net operating loss carryforwards.

Due to a change in the ownership of Court Square Capital Partners, L.P. that occurred in June of 2008, the United States net operating losses are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available net operating losses and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership in June of 2008 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $7,400 per year of its United States net operating losses generated prior to June 2008 until they would otherwise expire. Based on our current taxable income projections, we do not believe this limitation will have any impact on the utilization of our United States net operating loss carryforwards.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2008 and 2007, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,739 and $1,113, respectively. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations are expected to be offset with foreign tax credits.

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol are effective January 1, 2010. The Company believes that certain subsidiaries may be affected by the new provisions and is currently evaluating strategies to minimize any adverse tax impact from the Fifth Protocol provisions.

O.	Financial Instruments

The Company adopted SFAS 157 as of January 1, 2008 as it applies to financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The table below provides the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2008. The estimated fair value is determined using quoted prices in markets that are not active. The estimated fair value at December 31, 2008 is determined using the weighted average price of the senior subordinated notes purchased by Southern Graphics Systems, Inc. on February 13, 2009.

	Total Carrying Value at December 31, 2008	Fair Value Measurements at December 31, 2008
Senior subordinated notes	$200,000	$119,091

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

P.	Cash Flow Information

Cash payments for interest are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest	$34,567	$35,479	$32,952

Cash paid for income taxes was not significant for the years ended December 31, 2008, 2007 and 2006.

The effects of certain noncash investing and financing activities were as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Assets acquired under capital lease obligations	$—	$1,512	$212

Q.	Condensed Consolidated Quarterly Financial Information (unaudited)

Unaudited summarized financial data by quarter for 2008 and 2007 is presented below.

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
Net sales	$83,251	$84,492	$79,256	$76,519
Income from operations	9,861	9,177	7,459	6,468
Income (loss) from continuing operations	(2)	315	(318)	(1,441)
Income from discontinued operations	—	—	—	—

Net income (loss)	$(2)	$315	$(318)	$(1,441)

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007
Net sales	$75,126	$80,363	$76,482	$76,838
Income from operations	10,829	8,076	7,816	6,712
Income (loss) from continuing operations	1,337	(1,106)	(1,343)	(1,699)
Income from discontinued operations	672	—	—	—

Net income (loss)	$2,009	$(1,106)	$(1,343)	$(1,699)

R.	Contingencies and Commitments

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

S.	Subsequent Event

In privately negotiated transactions that settled on February 13 and February 18, 2009, respectively, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired SGS International, Inc.’s 12% senior subordinated notes maturing on December 15, 2013 (“Notes”) in an aggregate principal amount of $25,500 for a cash purchase price of $15,000, together with accrued interest on the Notes. With the cancellation of these repurchased Notes, $174,500 aggregate principal amount of Notes remain outstanding. The Note repurchases were financed in part by aggregate borrowings of $14,903 under the Revolver.

T.	Supplemental Guarantor Information

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

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$410	$3,382	$6,974	$—	$10,766
Receivables from customers, less allowances	—	38,435	17,867	—	56,302
Intercompany receivables	391,639	91,750	2,624	(486,013)	—
Inventories	—	6,477	2,587	—	9,064
Deferred income taxes	—	581	118	—	699
Prepaid expenses and other current assets	78	2,322	1,380	—	3,780

Total current assets	392,127	142,947	31,550	(486,013)	80,611
Investment in subsidiaries	106,624	33,694	—	(140,318)	—
Properties, plants and equipment, net	—	36,916	9,270	—	46,186
Goodwill	—	120,966	51,652	—	172,618
Other intangible assets, net	—	126,492	42,722	—	169,214
Deferred financing costs, net	7,100	—	—	—	7,100
Deferred income taxes	1,635	1,211	—	(2,846)	—
Other assets	—	164	220	—	384

Total assets	$507,486	$462,390	$135,414	$(629,177)	$476,113

Liabilities
Current liabilities
Accounts payable, trade	$562	$9,084	$4,890	$—	$14,536
Intercompany payables	90,135	362,941	32,937	(486,013)	—
Accrued compensation	—	5,238	682	—	5,920
Accrued taxes, including taxes on income	—	345	1,156	—	1,501
Accrued interest	6	1,010	2	—	1,018
Other current liabilities	—	8,276	1,516	—	9,792
Current portion of long-term obligations	392	674	23	—	1,089

Total current liabilities	91,095	387,568	41,206	(486,013)	33,856
Noncurrent liabilities
Long-term obligations, net of current portion	326,875	463	17,273	—	344,611
Noncurrent liabilities	—	—	204	—	204
Deferred income taxes	—	—	10,772	(2,846)	7,926

Total liabilities	417,970	388,031	69,455	(488,859)	386,597

Contingencies and commitments

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total liabilities and stockholders’ equity	$507,486	$462,390	$135,414	$(629,177)	$476,113

Supplemental Condensed Consolidating Balance Sheet

December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17,515	$3,068	$13,884	$—	$34,467
Receivables from customers, less allowances	—	38,712	22,430	—	61,142
Intercompany receivables	312,755	53,455	42,209	(408,419)	—
Inventories	—	5,013	2,705	—	7,718
Deferred income taxes	—	508	67	—	575
Prepaid expenses and other current assets	10	8,119	2,910	—	11,039

Total current assets	330,280	108,875	84,205	(408,419)	114,941
Investment in subsidiaries	117,232	23,001	—	(140,233)	—
Properties, plants and equipment, net	—	43,058	10,310	—	53,368
Goodwill	—	119,962	55,971	—	175,933
Other intangible assets, net	—	129,219	47,014	—	176,233
Deferred financing costs, net	8,848	—	—	—	8,848
Deferred income taxes	1,320	460	—	(1,780)	—
Other assets	47	184	652	—	883

Total assets	$457,727	$424,759	$198,152	$(550,432)	$530,206

Liabilities
Current liabilities
Accounts payable, trade	$428	$15,389	$6,529	$—	$22,346
Intercompany payables	—	330,874	77,545	(408,419)	—
Accrued compensation	—	6,185	1,743	—	7,928
Accrued taxes, including taxes on income	—	273	2,124	—	2,397
Accrued interest	23	1,018	7	—	1,048
Other current liabilities	—	4,438	2,663	—	7,101
Current portion of long-term obligations	1,401	507	318	—	2,226

Total current liabilities	1,852	358,684	90,929	(408,419)	43,046
Noncurrent liabilities
Long-term obligations, net of current portion	336,665	1,127	23,067	—	360,859
Noncurrent liabilities	—	1,042	356	—	1,398
Deferred income taxes	—	—	7,473	(1,780)	5,693

Total liabilities	338,517	360,853	121,825	(410,199)	410,996

Contingencies and commitments

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	119,210	63,906	76,327	(140,233)	119,210

Total stockholder’s equity	119,210	63,906	76,327	(140,233)	119,210

Total liabilities and stockholders’ equity	$457,727	$424,759	$198,152	$(550,432)	$530,206

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$220,742	$102,776	$—	$323,518
Intercompany sales	—	2,587	8,723	(11,310)	—

Total net sales	—	223,329	111,499	(11,310)	323,518

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	142,079	81,526	(11,310)	212,295
Selling, general and administrative expenses	1,684	30,808	17,107	—	49,599
Depreciation and amortization	—	21,321	7,338	—	28,659

Income from (loss on) operations	(1,684)	29,121	5,528	—	32,965

Non-operating expenses:
Interest expense	7,290	29,563	(308)	—	36,545
Other expense (income), net	(6,375)	622	3,604	—	(2,149)

Total non-operating expenses	915	30,185	3,296	—	34,396

Equity in net income of subsidiaries	838	—	—	(838)	—

Income from (loss on) on continuing operations before income taxes	(1,761)	(1,064)	2,232	(838)	(1,431)
Provision (benefit) for income taxes	(315)	(825)	1,155	—	15

Income from (loss on) on continuing operations	(1,446)	(239)	1,077	(838)	(1,446)

Income from (loss on) discontinued operations	—	—	—	—	—
Provision (benefit) for income taxes on discontinued operations	—	—	—	—	—

Net income (loss)	$(1,446)	$(239)	$1,077	$(838)	$(1,446)

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$217,611	$91,198	$—	$308,809
Intercompany sales	—	3,522	2,676	(6,198)	—

Total net sales	—	221,133	93,874	(6,198)	308,809

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	139,951	71,379	(6,198)	205,132
Selling, general and administrative expenses	1,934	35,896	8,725	—	46,555
Depreciation and amortization	—	17,602	6,087	—	23,689

Income from (loss on) operations	(1,934)	27,684	7,683	—	33,433

Non-operating expenses:
Interest expense	3,463	30,937	2,529	—	36,929
Other expense (income), net	(3,376)	(954)	4,827	—	497

Total non-operating expenses	87	29,983	7,356	—	37,426

Equity in net income of subsidiaries	484	—	—	(484)	—

Income from (loss on) on continuing operations before income taxes	(1,537)	(2,299)	327	(484)	(3,993)
Provision (benefit) for income taxes	602	(2,374)	590	—	(1,182)

Income from (loss on) on continuing operations	(2,139)	75	(263)	(484)	(2,811)

Income from (loss on) discontinued operations	—	—	842	—	842
Provision (benefit) for income taxes on discontinued operations	—	—	170	—	170

Net income (loss)	$(2,139)	$75	$409	$(484)	$(2,139)

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$212,221	$64,055	$—	$276,276
Intercompany sales	—	3,477	2,547	(6,024)	—

Total net sales	—	215,698	66,602	(6,024)	276,276

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	135,592	50,944	(6,024)	180,512
Selling, general and administrative expenses	1,872	31,100	4,941	—	37,913
Depreciation and amortization	—	16,037	4,024	—	20,061

Income from (loss on) operations	(1,872)	32,969	6,693	—	37,790

Non-operating expenses:
Interest expense	1,937	30,839	2,236	—	35,012
Other expense (income), net	806	(576)	(5)	—	225

Total non-operating expenses	2,743	30,263	2,231	—	35,237

Equity in net income of subsidiaries	3,765	—	—	(3,765)	—

Income from (loss on) on continuing operations before income taxes	(850)	2,706	4,462	(3,765)	2,553
Provision (benefit) for income taxes	(1,775)	1,311	1,809	—	1,345

Income from (loss on) on continuing operations	925	1,395	2,653	(3,765)	1,208

Income from (loss on) discontinued operations	—	—	(480)	—	(480)
Provision (benefit) for income taxes on discontinued operations	—	—	(197)	—	(197)

Net income (loss)	$925	$1,395	$2,370	$(3,765)	$925

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$6,580	$11,697	$9,001	$—	$27,278

Investing activities:
Capital expenditures	—	(8,274)	(4,457)	—	(12,731)
Proceeds from sales of assets	—	524	242	—	766
Business acquisitions, net of cash acquired	—	(3,013)	(23,959)	—	(26,972)

Cash used in investing activities	—	(10,763)	(28,174)	—	(38,937)

Financing activities:
Deferred financing fees	(117)	—	—	—	(117)
Payments on senior secured notes	(7,843)	—	(1,680)		(9,523)
Payments on other long-term debt	—	(620)	(77)	—	(697)
Intercompany financing	(15,725)	—	15,725	—	—

Cash provided by (used in) financing activities	(23,685)	(620)	13,968	—	(10,337)

Effect of exchange rate changes on cash	—	—	(1,705)	—	(1,705)

Net change in cash and cash equivalents	(17,105)	314	(6,910)	—	(23,701)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$410	$3,382	$6,974	$—	$10,766

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$5,238	$8,286	$10,286	$—	$23,810

Investing activities:
Capital expenditures	—	(8,913)	(2,195)	—	(11,108)
Proceeds from sales of assets	—	1,500	(872)	—	628
Business acquisitions, net of cash acquired	(28,520)	—	(742)	—	(29,262)

Cash used in investing activities	(28,520)	(7,413)	(3,809)	—	(39,742)

Financing activities:
Deferred financing fees	(65)	—	—	—	(65)
Net borrowings on acquisition facility	40,000	—	—	—	40,000
Payments on senior secured notes	(1,238)	—	(216)	—	(1,454)
Payments on other long-term debt	—	(90)	(1,970)	—	(2,060)

Cash provided by (used in) financing activities	38,697	(90)	(2,186)	—	36,421

Effect of exchange rate changes on cash	—	—	1,320	—	1,320

Net change in cash and cash equivalents	15,415	783	5,611	—	21,809

Cash and cash equivalents, beginning of period	2,100	2,285	8,273	—	12,658

Cash and cash equivalents, end of period	$17,515	$3,068	$13,884	$—	$34,467

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$1,309	$6,809	$12,084	$—	$20,202

Investing activities:
Capital expenditures	—	(7,435)	(1,215)	—	(8,650)
Proceeds from sales of assets	—	2,060	—	—	2,060
Business acquisitions, net of cash acquired	—	—	(4,424)	—	(4,424)

Cash used in investing activities	—	(5,375)	(5,639)	—	(11,014)

Financing activities:
Deferred financing fees	(218)	—	—	—	(218)
Net borrowings on lines of credit	—	—	1,600	—	1,600
Payments on senior secured notes	(996)	—	(206)	—	(1,202)
Payments on other long-term debt	—	—	(672)	—	(672)

Cash provided by (used in) financing activities	(1,214)	—	722	—	(492)

Effect of exchange rate changes on cash	—	—	(119)	—	(119)

Net change in cash and cash equivalents	95	1,434	7,048	—	8,577

Cash and cash equivalents, beginning of period	2,005	851	1,225	—	4,081

Cash and cash equivalents, end of period	$2,100	$2,285	$8,273	$—	$12,658

U.	Revisions

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The historical results of Mozaic are presented as discontinued operations for all years presented in accordance with SFAS 144.

During 2007, the Company identified certain 2006 non-income tax related errors, which resulted in a $432 overstatement of costs of goods sold. We assessed the materiality of these errors on the 2006 quarters and year ended December 31, 2006, in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and concluded that these errors were not material to those periods. However, because the correction of these errors in the 2007 financial statements would be material to 2007 results, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006 financial statements have been revised to correct the immaterial errors within the appropriate prior periods. The revision to the 2006 financial statements resulted in a reduction in cost of goods sold of $432 and an increase in income tax expense of $129.

Schedule II—Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO EXPENSE	WRITE-OFFS TO THE ALLOWANCE	CHANGES DUE TO PURCHASE ACCOUNTING	BALANCE AT END OF PERIOD
	(IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2008	$830	$2,321	$(1,853)	$29	$1,327
Year ended December 31, 2007	1,422	1,236	(1,828)	—	830
Year ended December 31, 2006	1,362	1,340	(1,484)	204	1,422

DEFERRED TAX VALUATION ALLOWANCE

Year ended December 31, 2008	$706	$411	$—	$—	$1,117
Year ended December 31, 2007	297	409	—	—	706
Year ended December 31, 2006	—	297	—	—	297

S-1