Form 10-Q
period 2009-03-31
SGS International, Inc.
filed 2009-05-11
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
NET SALES	$80,697	$83,251

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	51,377	54,312
Selling, general, and administrative expenses	12,656	12,585
Depreciation and amortization	5,729	6,493

INCOME FROM OPERATIONS	10,935	9,861

NON-OPERATING EXPENSES (INCOME):

Interest expense	8,080	9,502
Gain on debt extinguishment	(10,500)	—
Other (income) expense, net	(548)	361

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	13,903	(2)

PROVISION FOR INCOME TAXES	5,511	—

NET INCOME (LOSS)	$8,392	$(2)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,290	$10,766
Receivables from customers, less allowances of $1,072 and $1,327 at March 31, 2009 and December 31, 2008, respectively	62,654	56,302
Inventories	8,721	9,064
Deferred income taxes	1,710	699
Prepaid expenses and other current assets	3,688	3,780

Total current assets	83,063	80,611
Properties, plants and equipment, net	44,503	46,186
Goodwill	171,697	172,618
Other intangible assets, net	165,834	169,214
Deferred financing costs, net	6,226	7,100
Other assets	511	384

TOTAL ASSETS	$471,834	$476,113

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$13,311	$14,536
Accrued compensation	4,938	5,920
Accrued taxes, including taxes on income	2,207	1,501
Accrued interest	6,009	1,018
Other current liabilities	7,714	9,792
Current portion of short-term and long-term obligations	10,020	1,089

Total current liabilities	44,199	33,856
Long-term obligations, net of current portion	318,235	344,611
Non-current liabilities	160	204
Deferred income taxes	13,579	7,926

Total liabilities	376,173	386,597

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive loss - unrealized translation adjustments, net of tax	(16,986)	(14,739)
Retained earnings (accumulated deficit)	5,647	(2,745)

Total stockholder’s equity	95,661	89,516

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$471,834	$476,113

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2008		$—	$107,000	$(2,745)	$(14,739)	$89,516

Comprehensive income:
Net income	$8,392	—	—	8,392	—	8,392
Cumulative translation adjustments, net	(2,247)	—	—	—	(2,247)	(2,247)

Comprehensive income	$6,145

Balance at March 31, 2009		$—	$107,000	$5,647	$(16,986)	$95,661

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	$6,978	$9,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(1,860)	(2,462)
Proceeds from sales of equipment	3	450
Business acquisitions, net of cash acquired	(3,106)	(20,382)

Net cash used in investing activities	(4,963)	(22,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	14,903	—
Payments on revolving credit facility	(6,000)	—
Payments to extinguish senior subordinated notes	(15,000)	—
Payments on acquisition facility	(98)	—
Payments for deferred financing fees	—	(60)
Payments on long-term debt	(208)	(669)

Net cash used in financing activities	(6,403)	(729)

Effect of exchange rate changes on cash	(88)	(263)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,476)	(14,200)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,766	34,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,290	$20,267

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2008 in the Company’s Form 10-K filed with the Securities and Exchange Commission. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, SGS Packaging Netherlands B.V., McGurk Studios Limited, Thames McGurk Limited and SGS Asia Pacific Limited. These subsidiaries also include Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2, 2008. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co.

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$2,338	$2,949
Work-in-process	6,383	6,115

Total	$8,721	$9,064

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

Recently Issued and Adopted Accounting Standards

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS 141(R) did not have an impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2009. The impact on the Company’s financial statements for subsequent periods will depend on the nature and size of future acquisitions.

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption of SFAS 162 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSPs) intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP FAS 157-4 reaffirms the view in SFAS 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

These FSP pronouncements are effective for fiscal years and interim periods beginning after June 15, 2009. We do not expect the adoption of these FSP pronouncements will have a material impact on our consolidated financial statements.

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

On May 2, 2008, Southern Graphic Systems-Canada, Co. acquired a Canadian provider of packaging and retail graphics, Backwell Design Inc. and Gemini Graphic Imaging Inc., for an aggregate cash consideration of 3.1 million Canadian dollars ($3,098 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition). The purchase price allocation for the acquisition is provided below.

Purchase price	$3,098
Transaction costs	50

Total cash acquisition price	$3,148

Allocation of acquisition price:
Current assets	$766
Properties, plants and equipment	70
Goodwill	946
Customer relationships	2,841
Liabilities assumed	(1,475)

Total cash acquisition price	$3,148

On December 31, 2008, Southern Graphic Systems, Inc. acquired substantially all of the assets of a provider of packaging and retail graphics located in Marietta, Georgia (the “Marietta acquisition” or “Marietta”) for an aggregate cash consideration of $6,031. The preliminary purchase price allocation for the acquisition is provided below, but remains subject to completion of final fair value allocations.

Purchase price	$6,031
Transaction costs	63

Total cash acquisition price	$6,094

Allocation of acquisition price:
Current assets	$152
Properties, plants and equipment	445
Goodwill	1,035
Customer relationships	4,462

Total cash acquisition price	$6,094

Results of operations of the above acquisitions are included in the consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming each acquisition, or all the acquisitions in the aggregate, had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Goodwill, cost	$171,697	$172,618

Customer relationships, cost	169,159	170,121
Customer relationships, accumulated amortization	(25,082)	(23,082)

Other intangible assets, cost	25,862	25,961
Other intangible assets, accumulated amortization	(4,105)	(3,786)

Total	$337,531	$341,832

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the three months ended March 31, 2009 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)
Balance at December 31, 2008	$172,618	$170,121	$25,961
Revisions to purchase accounting during the three months ended March 31, 2009	216	—	—
Changes due to foreign currency fluctuations	(1,137)	(962)	(99)

Balance at March 31, 2009	$171,697	$169,159	$25,862

Amortization of customer relationships and other intangible assets is estimated to be approximately $9,800 annually from 2009 through 2013.

D.	Interest Expense

Interest expense consists of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest on senior term loan	$1,166	$2,270
Interest on borrowings on acquisition facility	407	740
Interest on borrowings on revolving credit facility	82	—
Interest on senior subordinated notes	5,484	6,000
Amortization of deferred financing costs	875	360
Commitment fees on senior credit facility	41	70
Other	25	62

Total	$8,080	$9,502

E.	Gain on Debt Extinguishment

In privately negotiated transactions that settled on February 13 and February 18, 2009, respectively, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired SGS International, Inc.’s 12% senior subordinated notes maturing on December 15, 2013 (“Notes”) in an aggregate principal amount of $25,500 for a cash purchase price of $15,000, resulting in a gain on debt extinguishment of $10,500.

With the cancellation of these repurchased Notes, $174,500 aggregate principal amount of Notes remain outstanding. The Note repurchases were financed in part by aggregate borrowings of $14,903 under the Company’s revolving credit facility.

F.	Fair Value Measurements

The table below provides the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2008. The estimated fair value is determined using quoted prices in markets that are not active. The estimated fair value at December 31, 2008 is determined using the weighted average price of the Notes purchased by Southern Graphics Systems, Inc. on February 13, 2009 and February 18, 2009.

	Total Carrying Value at March 31, 2009	Fair Value Measurements at March 31, 2009
Senior subordinated notes	$174,500	$102,647

The Company’s ability to repurchase Notes is limited due to the terms of the Company’s senior secured credit facility.

G.	Contingencies and Commitments

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

H.	Income Taxes

The effective tax rate for the three months ended March 31, 2009 was 39.6%, compared to 45.6% for the three months ended March 31, 2008. The decrease in the effective tax rate was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income (loss) before income taxes was closer to zero for the three months ended March 31, 2008 than for the three months ended March 31, 2009, the impact of expenses not fully deductible for income tax purposes was more significant for the three months ended March 31, 2008 than for the three months ended March 31, 2009.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2009, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,511. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

The Company’s debt includes the senior credit facility and the Notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., Backwell Design Inc., and Gemini Graphic Imaging Inc. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the Notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-guarantor subsidiaries for the Notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$38	$2,688	$3,564	$—	$6,290
Receivables from customers, less allowances	—	43,650	19,004	—	62,654
Intercompany receivables	392,972	99,792	6,347	(499,111)	—
Inventories	—	6,168	2,553	—	8,721
Deferred income taxes	297	636	777	—	1,710
Prepaid expenses and other current assets	145	2,150	1,393	—	3,688

Total current assets	393,452	155,084	33,638	(499,111)	83,063
Investment in subsidiaries	106,899	33,694	36,567	(177,160)	—
Properties, plants and equipment, net	—	35,895	8,608	—	44,503
Goodwill	—	120,998	50,699	—	171,697
Other intangible assets, net	—	124,649	41,185	—	165,834
Deferred financing costs, net	6,226	—	—	—	6,226
Other assets	—	171	340	—	511

Total assets	$506,577	$470,491	$171,037	$(676,271)	$471,834

Liabilities
Current liabilities
Accounts payable, trade	$492	$8,762	$4,057	$—	$13,311
Intercompany payables	97,995	367,495	33,621	(499,111)	—
Accrued compensation	—	3,712	1,226	—	4,938
Accrued taxes, including taxes on income	—	503	1,704	—	2,207
Accrued interest	7	6,000	2	—	6,009
Other current liabilities	—	5,955	1,759	—	7,714
Current portion of short-term and long-term obligations	9,295	711	14	—	10,020

Total current liabilities	107,789	393,138	42,383	(499,111)	44,199
Non-current liabilities
Long-term obligations, net of current portion	301,139	194	16,902	—	318,235
Non-current liabilities	—	—	160	—	160
Deferred income taxes	1,988	459	11,132	—	13,579

Total liabilities	410,916	393,791	70,577	(499,111)	376,173

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	95,661	76,700	100,460	(177,160)	95,661

Total stockholder’s equity	95,661	76,700	100,460	(177,160)	95,661

Total liabilities and stockholder’s equity	$506,577	$470,491	$171,037	$(676,271)	$471,834

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$410	$3,382	$6,974	$—	$10,766
Receivables from customers, less allowances	—	38,435	17,867	—	56,302
Intercompany receivables	391,639	91,750	2,624	(486,013)	—
Inventories	—	6,477	2,587	—	9,064
Deferred income taxes	—	581	118	—	699
Prepaid expenses and other current assets	78	2,322	1,380	—	3,780

Total current assets	392,127	142,947	31,550	(486,013)	80,611
Investment in subsidiaries	106,624	33,694	—	(140,318)	—
Properties, plants and equipment, net	—	36,916	9,270	—	46,186
Goodwill	—	120,966	51,652	—	172,618
Other intangible assets, net	—	126,492	42,722	—	169,214
Deferred financing costs, net	7,100	—	—	—	7,100
Deferred income taxes	1,635	1,211	—	(2,846)	—
Other assets	—	164	220	—	384

Total assets	$507,486	$462,390	$135,414	$(629,177)	$476,113

Liabilities
Current liabilities
Accounts payable, trade	$562	$9,084	$4,890	$—	$14,536
Intercompany payables	90,135	362,941	32,937	(486,013)	—
Accrued compensation	—	5,238	682	—	5,920
Accrued taxes, including taxes on income	—	345	1,156	—	1,501
Accrued interest	6	1,010	2	—	1,018
Other current liabilities	—	8,276	1,516	—	9,792
Current portion of short-term and long-term obligations	392	674	23	—	1,089

Total current liabilities	91,095	387,568	41,206	(486,013)	33,856
Non-current liabilities
Long-term obligations, net of current portion	326,875	463	17,273	—	344,611
Non-current liabilities	—	—	204	—	204
Deferred income taxes	—	—	10,772	(2,846)	7,926

Total liabilities	417,970	388,031	69,455	(488,859)	386,597

Contingencies and commitments

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total liabilities and stockholder’s equity	$507,486	$462,390	$135,414	$(629,177)	$476,113

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$60,405	$20,292	$—	$80,697
Sales to related parties	—	280	948	(1,228)	—

Revenues	—	60,685	21,240	(1,228)	80,697

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	37,489	15,116	(1,228)	51,377
Selling, general and administrative expenses	387	8,563	3,706	—	12,656
Depreciation and amortization	—	4,372	1,357	—	5,729

Income from operations	(387)	10,261	1,061	—	10,935

Interest expense	1,533	6,337	210	—	8,080
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	(617)	(32)	101	—	(548)

Income from operations before equity in net income from subsidiaries	9,197	3,956	750	—	13,903

Equity in net income of subsidiaries	2,522	—	—	(2,522)	—

Income from operations before income taxes	11,719	3,956	750	(2,522)	13,903
Provision for taxes on income	3,327	1,614	570	—	5,511

Net income	$8,392	$2,342	$180	$(2,522)	$8,392

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,452	$27,799	$—	$83,251
Sales to related parties	—	1,179	1,196	(2,375)	—

Revenues	—	56,631	28,995	(2,375)	83,251

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	35,263	21,424	(2,375)	54,312
Selling, general and administrative expenses	351	8,445	3,789	—	12,585
Depreciation and amortization	—	4,834	1,659	—	6,493

Income from operations	(351)	8,089	2,123	—	9,861

Interest expense	1,170	7,652	680	—	9,502
Gain on debt extinguishment	—	—	—	—	—
Other (income) expense, net	(1,551)	(216)	2,128	—	361

Income (loss) from operations before equity in net income from subsidiaries	30	653	(685)	—	(2)

Equity in net income (loss) of subsidiaries	(499)	—	—	499	—

Income (loss) from operations before income taxes	(469)	653	(685)	499	(2)
Provision (benefit) for taxes on income (loss)	(467)	299	168	—	—

Net income (loss)	$(2)	$354	$(853)	$499	$(2)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$5,823	$3,821	$(2,666)	$—	$6,978

Investing activities:
Acquisition of properties, plants and equipment	—	(1,269)	(591)	—	(1,860)
Proceeds from sales of assets	—	—	3	—	3
Business acquisitions, net of cash acquired	—	(3,046)	(60)	—	(3,106)

Cash used in investing activities	—	(4,315)	(648)	—	(4,963)

Financing activities:
Payments on acquisition facility	(98)	—	—	—	(98)
Payments for deferred financing fees	—	—	—	—	—
Borrowings on revolving credit facility	14,903	—	—	—	14,903
Payments on revolving credit facility	(6,000)	—	—	—	(6,000)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on long-term debt	—	(200)	(8)	—	(208)

Cash used in financing activities	(6,195)	(200)	(8)	—	(6,403)

Effect of exchange rate changes on cash	—	—	(88)	—	(88)

Net change in cash and cash equivalents	(372)	(694)	(3,410)	—	(4,476)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$38	$2,688	$3,564	$—	$6,290

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$2,411	$2,490	$4,285	$—	$9,186

Investing activities:
Acquisition of properties, plants and equipment	—	(1,870)	(592)	—	(2,462)
Proceeds from sales of assets	—	450	—	—	450
Business acquisition, net of cash acquired	(15,725)	—	(4,657)	—	(20,382)

Cash used in investing activities	(15,725)	(1,420)	(5,249)	—	(22,394)

Financing activities:
Borrowings on revolving line of credit	—	—	—	—	—
Payments on revolving line of credit	—	—	—	—	—
Payments to extinguish senior subordinated notes	—	—	—	—	—
Payments on acquisition facility	—	—	—	—	—
Payments for deferred financing fees	(60)	—	—	—	(60)
Payments on long-term debt	(351)	(200)	(118)	—	(669)

Cash used in financing activities	(411)	(200)	(118)	—	(729)

Effect of exchange rate changes on cash	—	—	(263)	—	(263)

Net change in cash and cash equivalents	(13,725)	870	(1,345)	—	(14,200)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$3,790	$3,938	$12,539	$—	$20,267

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009, we continued our strategy of reducing our debt levels to strengthen our balance sheet and reduce interest expense. In February 2009, we acquired an aggregate principal amount of $25.5 million of our 12% senior subordinated notes for a cash purchase price of $15.0 million. This is in addition to the optional principal repayment on our senior term loan of $8.2 million we made in September 2008. We project this combined reduction of $33.7 million in outstanding debt obligations will result in annual interest expense savings of approximately $3.0 million for 2009.

Sales for the quarter ended March 31, 2009 were $80.7 million, which was a reduction of $2.6 million from sales of $83.3 million for the quarter ended March 31, 2008. This reduction was due to the strengthening of the United States dollar as compared to the Canadian dollar and British Pound, which negatively impacted sales by $6.1 million. Excluding the negative impact from foreign currency fluctuations, sales increased by $3.5 million due to the impact from acquisitions and organic growth.

We acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May 2008. We also acquired a provider of packaging and retail graphics located in Marietta, Georgia on December 31, 2008 (the “Marietta acquisition” or “Marietta”). These acquisitions generated sales of $2.5 million for the quarter ended March 31, 2009. During 2009, we will continue to focus on integrating our recent acquisitions.

Organic growth provided the remaining $1.0 million increase in sales for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. This increase in sales as a result of organic growth occurred despite a $2.1 million reduction in sales to our tobacco industry customers for the quarter. We believe this decrease in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements from the United States and Canadian Governments that have not yet occurred. Sales to our customers in the tobacco industry represented less than 5% of our sales for the 2008 fiscal year.

We have previously reported that price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. To date we have attempted to mitigate the negative impact of price concessions on our sales by putting in place effective cost control measures, among other things. As part of our strategy to combat continuing downward pressure on our pricing, we are seeking business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to realize profitable organic growth. Consistent with that strategy, we have raised prices on our non-contractual work.

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 63.7% for the quarter ended March 31, 2009, compared to 65.2% for the quarter ended March 31, 2008. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe. We plan to continue the process of consolidating certain operations in 2009.

RESULTS OF OPERATIONS

The information presented below for the quarters ended March 31, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended March 31, 2009 compared to quarter ended March 31, 2008

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$80,697	$83,251	$(2,554)	(3.1)%
Cost of goods sold (exclusive of depreciation)	51,377	54,312	(2,935)	(5.4)%
Selling, general, and administrative expenses	12,656	12,585	71	0.6%
Depreciation and amortization	5,729	6,493	(764)	(11.8)%

Income from operations	10,935	9,861	1,074	10.9%

Interest expense	8,080	9,502	(1,422)	(15.0)%
Gain on debt extinguishment	(10,500)	—	(10,500)	nm
Other expense (income), net	(548)	361	(909)	nm

Income from (loss on) continuing operations before income taxes	13,903	(2)	13,905	nm
Provision for income taxes	5,511	—	5,511	nm

Net income (loss)	$8,392	$(2)	8,394	nm

Net Sales. Sales for the quarter ended March 31, 2009 decreased 3.1%, or $2.6 million, to $80.7 million from $83.3 million for the quarter ended March 31, 2008. This decrease in sales, which was partially mitigated by organic growth and sales generated from acquisitions, was principally due to changes in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the Canadian dollar and British pound, negatively impacted sales by $3.0 million and $3.1 million, respectively. This decrease was partially offset by sales generated from the acquisitions of Backwell in Canada on May 2, 2008 and Marietta on December 31, 2008. These acquisitions contributed sales of $0.4 million and $2.1 million, respectively, for the quarter ended March 31, 2009.

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $2.9 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily due to organic growth. This increase in sales in the United States was despite a $1.9 million decrease in sales to our customers in the tobacco industry for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. We believe this reduction in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements that have not yet occurred. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada decreased approximately $0.8 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The decrease in sales to our tobacco industry customers previously discussed resulted in a $0.2 million decrease in sales in Canada for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The remaining decrease in sales in Canada is primarily due to transitioning work to the United Kingdom and the United States. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $0.4 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. This decrease was partially due to operations in the United Kingdom being in a period of transition with a major customer and the overall economic downturn.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2009 decreased 5.4%, or $2.9 million, to $51.4 million from $54.3 million for the quarter ended March 31, 2008. The decrease in cost of goods sold was due to the strengthening of the United

States dollar as compared to the Canadian dollar and British Pound, which reduced cost of goods sold by $2.2 million and $2.3 million, respectively. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from acquired businesses. The acquisition of Backwell and Marietta added incremental costs of goods sold of $1.5 million in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Cost of goods sold expressed as a percentage of sales decreased to 63.7% for the quarter ended March 31, 2009 from 65.2% for the quarter ended March 31, 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as sales in the United States operations representing a higher percentage of total company sales for the quarter ended March 31, 2009 than for the quarter ended March 31, 2008. The United States’ operations have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2009 increased 0.6%, or $0.1 million, to $12.7 million from $12.6 million for the quarter ended March 31, 2008. This increase was primarily due to the expenses associated with driving organic growth in the United States and the expenses associated with acquisitions, partially offset by the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British Pound. The acquisitions of Backwell and Marietta added incremental selling, general and administrative expenses of $0.4 million in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $0.8 million in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses related to the organic growth in the United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2009 decreased 11.8%, or $0.8 million, to $5.7 million from $6.5 million for the quarter ended March 31, 2008. Depreciation and amortization expenses decreased $0.5 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 due to certain production software becoming fully amortized during 2008. In addition, the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British Pound resulted in a decrease of $0.4 million of depreciation and amortization expenses for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. These decreases in depreciation and amortization expenses were partially offset by $0.2 million in incremental depreciation and amortization expenses associated with the previously discussed acquisitions.

Interest Expense. Interest expense for the quarter ended March 31, 2009 decreased 15.0%, or $1.4 million, to $8.1 million from $9.5 million for the quarter ended March 31, 2008. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the quarter ended March 31, 2009 than for the quarter ended March 31, 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 4.5% and 7.4% for the quarters ended March 31, 2009 and March 31, 2008, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $1.1 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. In addition, the acquisition in February 2009 of $25.5 million of 12% senior subordinated notes and the optional principal repayment of $8.2 million on the senior term loan facility in September 2008 resulted in a combined reduction in interest expense of $0.5 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. These decreases in interest expense were partially offset by an increase of $0.5 million in the quarter ended March 31, 2009 of deferred financing costs that were written off due to the extinguishment of $25.5 million in principal of the Notes. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British Pound.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment is due to the acquisition of $25.5 million of Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.9 million to $0.5 million of income for the quarter ended March 31, 2009 from $0.4 million of expense for the quarter ended March 31, 2008. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation in other expense (income), net from the quarter ended March 31, 2008 to the quarter ended March 31, 2009 was primarily due to more favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar, British pound, and Euro during the quarter ended March 31, 2009 than compared to the quarter ended March 31, 2008.

Provision for Income Taxes. The effective tax rate for the quarter ended March 31, 2009 was 39.6%, compared to 45.6% for the quarter ended March 31, 2008. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the quarter ended March 31, 2008 than for the quarter ended March 31, 2009. This larger impact in the quarter ended March 31, 2008 than the quarter ended March 31, 2009 is due to the income (loss) before income taxes for the quarter ended March 31, 2008 being closer to zero than the income before income taxes for the quarter ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had $6.3 million in cash and cash equivalents and $42.6 million in adjusted working capital1 compared with $10.8 million in cash and cash equivalents and $37.1 million in adjusted working capital1 at December 31, 2008. The $4.5 million decrease in cash is primarily due to management’s decision to reduce debt levels and maintain a lower level of cash for operations. Specifically, the decrease in cash is due to the payment of $15.0 million to acquire an aggregate amount of $25.5 million of our Notes, the payment of $3.1 million in cash payments related to acquisitions completed during 2008 and $1.9 million in capital expenditures made during the quarter ended March 31, 2009. These payments are partially offset by $8.9 million in net borrowings on our revolving credit facility and $7.0 million of cash generated from operations during the quarter ended March 31, 2009. The $5.5 million increase in adjusted working capital is primarily due to a $6.4 million increase in accounts receivable, a $2.1 million decrease in other current liabilities, and a $1.0 million decrease in accrued compensation. These increases in working capital were partially offset by a $5.0 million increase in accrued interest due to the timing of the interest payment on our Notes. The previously discussed decrease in other current liabilities is due to $3.0 million paid during the quarter ended March 31, 2009 for the 2008 Marietta acquisition. The previously discussed decrease in accrued compensation is due to $2.0 million paid during the quarter ended March 31, 2009 related to the 2007 acquisition of the operations of C.M. Jackson Associates, Inc. As of March 31, 2009, there are no significant remaining amounts payable related to either of these acquisitions.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for, working capital as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	March 31, 2009	December 31, 2008
Working capital	$38,864	$46,755
Less cash	(6,290)	(10,766)
Add current portion of short-term and long-term obligations	10,020	1,089

Adjusted working capital	$42,594	$37,078

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.9 million (or 25.5%) of the total $35 million available under the Revolver. We have concluded that Lehman is unable or unwilling to fund its portion of loans under the Revolver and that, as a result, the amount actually available under the Revolver is $26.1 million. We expect that cash generated from operating activities and availability under the Revolver, which is included in our senior secured credit facility, will be our principal sources of liquidity. At March 31, 2009, there were $8.9 million of borrowings outstanding under the Revolver and $17.2 million of remaining borrowing availability. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2009 was $328.3 million. In 2011, our debt service requirements will substantially increase as a result of the maturity on December 30, 2011 of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to their maturity. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2009 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2009:

	Required		Actual
Maximum leverage ratio		5.25	4.79
Minimum interest coverage ratio		1.80	2.10
Maximum annual capital expenditures	not to exceed $	15.0 million	$1.9 million

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

Cash flow

Quarter ended March 31, 2009 compared to the quarter ended March 31, 2008

Cash flows from operating activities. Net cash provided by operating activities was $7.0 million for the quarter ended March 31, 2009 as compared to $9.2 million for the quarter ended March 31, 2008. The primary reason for this decrease is the timing of cash collections of receivables and payments of liabilities. Accounts receivable increased $6.4 million during the quarter ended March 31, 2009 compared to a $0.3 million increase during the quarter ended March 31, 2008. This fluctuation in accounts receivable was partially offset by the fluctuations of accounts payable and accrued compensation for the two periods. On a combined basis, accounts payable and accrued compensation decreased by $2.2 million during the quarter ended March 31, 2009 compared to a decrease of $5.5 million during the quarter ended March 31, 2008.

Cash flows from investing activities. Net cash used for investing activities was $5.0 million for the quarter ended March 31, 2009 as compared to $22.4 million for the quarter ended March 31, 2008. The decrease in cash used for investing activities is primarily due to a reduction of $17.3 million in acquisition-related cash payments in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Cash flows from financing activities. Net cash used in financing activities was $6.4 million for the quarter ended March 31, 2009 as compared to cash used by financing activities of $0.7 million for the quarter ended March 31, 2008. The primary reason for this fluctuation was the payment of $15.0 million to acquire $25.5 million of Notes, partially offset by $8.9 million in net borrowings on the Revolver during the quarter ended March 31, 2009.

Contractual Obligations

At March 31, 2009, there were no material changes in our December 31, 2008 contractual obligations, except for the reduction in principal payments on debt and interest payments on debt due to the extinguishment of $25.5 million in principal of the Notes.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

See Note A to the condensed consolidated financial statements for the impact of recently issued accounting standards.

There have been no other material changes to our critical accounting policies since December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2009 there were no material changes in our December 31, 2008 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, which excluded an assessment of internal control of the Marietta acquired operations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, at the reasonable assurance level.

The Company completed its Marietta acquisition effective December 31, 2008. As permitted by the SEC, management’s assessment as of March 31, 2009 did not include the internal controls of Marietta, which is included in the Company’s condensed consolidated financial statements as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its US and Canadian locations. This implementation will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Marietta acquisition is expected to be fully integrated into corporate processes by year-end.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent (incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825)

10.	MATERIAL CONTRACTS

10.1*	Second Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 10, 2009, filed February 13, 2009, File No. 333-133825

10.2*	Amendment, dated as of March 12, 2009, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12, 2009, File No. 333-133825

10.3*	Amendment, dated as of March 12, 2009, to Employment Agreement dated as of April 10, 2006 between the Registrant and James M. Dahmus, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12, 2009, File No. 333-133825

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: May 11, 2009	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)