Form 10-Q
period 2009-06-30
SGS International, Inc.
filed 2009-08-10
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
NET SALES	$80,342	$84,492

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	51,258	55,876
Selling, general, and administrative expenses	12,638	12,232
Depreciation and amortization	5,918	7,207

INCOME FROM OPERATIONS	10,528	9,177

NON-OPERATING EXPENSES (INCOME):

Interest expense	7,364	9,199
Other expense (income), net	991	(714)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,173	692

PROVISION FOR INCOME TAXES	852	377

NET INCOME	$1,321	$315

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
NET SALES	$161,039	$167,743

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	102,635	110,188
Selling, general, and administrative expenses	25,294	24,817
Depreciation and amortization	11,647	13,700

INCOME FROM OPERATIONS	21,463	19,038

NON-OPERATING EXPENSES (INCOME):

Interest expense	15,444	18,701
Gain on debt extinguishment	(10,500)	—
Other expense (income), net	443	(353)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	16,076	690

PROVISION FOR INCOME TAXES	6,363	377

NET INCOME	$9,713	$313

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$7,828	$10,766
Receivables from customers, less allowances of $1,224 and $1,327 at June 30, 2009 and December 31, 2008, respectively	64,306	56,302
Inventories	8,935	9,064
Deferred income taxes	1,887	699
Prepaid expenses and other current assets	3,664	3,780

Total current assets	86,620	80,611

Properties, plants and equipment, net	43,970	46,186
Goodwill	178,559	172,618
Other intangible assets, net	167,718	169,214
Deferred financing costs, net	5,857	7,100
Other assets	462	384

TOTAL ASSETS	$483,186	$476,113

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$13,262	$14,536
Accrued compensation	6,169	5,920
Accrued taxes, including taxes on income	2,866	1,501
Accrued interest	884	1,018
Other current liabilities	9,805	9,792
Current portion of short-term and long-term obligations	7,718	1,089

Total current liabilities	40,704	33,856

Long-term obligations, net of current portion	320,748	344,611
Non-current liabilities	185	204
Deferred income taxes	14,529	7,926

Total liabilities	376,166	386,597

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive loss - unrealized translation adjustments, net of tax	(6,948)	(14,739)
Retained earnings (accumulated deficit)	6,968	(2,745)

Total stockholder’s equity	107,020	89,516

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$483,186	$476,113

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2008		$—	$107,000	$(2,745)	$(14,739)	$89,516

Comprehensive income:

Net income	$9,713	—	—	9,713	—	9,713
Cumulative translation adjustments, net	7,791	—	—	—	7,791	7,791

Comprehensive income	$17,504

Balance at June 30, 2009		$—	$107,000	$6,968	$(6,948)	$107,020

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES	$13,201	$10,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(4,265)	(5,702)
Proceeds from sales of equipment	7	487
Business acquisitions, net of cash acquired	(3,619)	(23,834)

Net cash used in investing activities	(7,877)	(29,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	21,609	—
Payments on revolving credit facility	(14,903)	—
Payments to extinguish senior subordinated notes	(15,000)	—
Payments on acquisition facility	(197)	—
Payments for deferred financing fees	—	(117)
Payments on long-term debt	(371)	(1,192)

Net cash used in financing activities	(8,862)	(1,309)

Effect of exchange rate changes on cash	600	(113)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,938)	(20,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,766	34,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,828	$14,290

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2008 in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.

The Company has evaluated subsequent events for recognition or disclosure through August 10, 2009, the date the Company filed this report with the SEC. See Note I, “Subsequent Event,” for additional information.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, SGS Packaging Netherlands B.V., McGurk Studios Limited, Thames McGurk Limited, and SGS Asia Pacific Limited. These subsidiaries also include SGS Packaging Chile Limitada since January 2009 and include Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2008. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co.

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	June 30, 2009	December 31, 2008
Raw materials	$2,686	$2,949
Work-in-process	6,249	6,115

Total	$8,935	$9,064

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

Recently Issued and Adopted Accounting Standards

On January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The adoption of SFAS 141(R) did not have an impact on the Company’s condensed consolidated financial statements. The impact on the Company’s financial statements for subsequent periods will depend on the nature and size of future acquisitions.

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

On April 1, 2009, the Company adopted the provisions of the following three FASB Staff Positions (FSPs) intended to provide application guidance and revise the disclosures regarding fair value measurements and impairments of securities:

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

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater consistency in the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The adoption of these FSPs had no material impact on the Company’s consolidated financial statements. See Note F, “Fair Value Measurements,” for these disclosures.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 upon its issuance and it had no material impact on the Company’s condensed consolidated financial statements. See Note A, “Basis of Presentation,” for this new disclosure.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 revises SFAS No. 140 and requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will change how various elements of GAAP are referenced in the Company’s financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

B.	Acquisitions

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flexart Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for an initial cash purchase price of 22.0 million Canadian dollars plus an estimated additional 1.85 million Canadian dollars in accordance with the working capital and net asset provisions described in the SPA ($24,196 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The purchase price allocation for the acquisition of Tri-Ad is provided below.

Purchase price	$24,196
Transaction costs	947

Total cash acquisition price	$25,143

Allocation of acquisition price:
Current assets	$7,778
Properties, plants and equipment	2,475
Goodwill	11,148
Customer relationships	7,085
Other intangible assets	885
Liabilities assumed	(4,228)

Total cash acquisition price	$25,143

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

On December 31, 2008, Southern Graphic Systems, Inc. acquired substantially all of the assets of a provider of packaging and retail graphics located in Marietta, Georgia (the “Marietta acquisition” or “Marietta”) for an aggregate cash consideration of $6,031. The purchase price allocation for the acquisition is provided below.

Purchase price	$6,031
Transaction costs	79

Total cash acquisition price	$6,110

Allocation of acquisition price:
Current assets	$152
Properties, plants and equipment	445
Goodwill	1,051
Customer relationships	4,462

Total cash acquisition price	$6,110

Results of operations of the above acquisitions are included in the consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming each acquisition, or all the acquisitions in the aggregate, had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Goodwill, cost	$178,559	$172,618

Customer relationships, cost	173,809	170,121
Customer relationships, accumulated amortization	(27,874)	(23,082)

Other intangible assets, cost	26,294	25,961
Other intangible assets, accumulated amortization	(4,511)	(3,786)

Total	$346,277	$341,832

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2009 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)
Balance at December 31, 2008	$172,618	$170,121	$25,961

Revisions to purchase accounting during the six months ended June 30, 2009	2,507	—	—
Changes due to foreign currency fluctuations	3,434	3,688	333

Balance at June 30, 2009	$178,559	$173,809	$26,294

The revisions to purchase accounting during the six months ended June 30, 2009 include $2,212 related to a revision of the estimated purchase price allocation for the Tri-ad acquisition in light of a potential settlement of our dispute with the former owners regarding certain post-closing purchase price adjustments under the SPA.

The $2, 212 increase in goodwill results from our expectation that we will accept certain liabilities and agree to pay the former owners an additional $1,850 Canadian dollars.

Amortization of customer relationships and other intangible assets is estimated to be approximately $9,900 annually from 2009 through 2013.

D.	Interest Expense

Interest expense consists of the following:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Interest on senior term loan	$1,112	$2,155
Interest on borrowings on acquisition facility	397	567
Interest on borrowings on revolving credit facility	64	—
Interest on senior subordinated notes	5,351	6,000
Amortization of deferred financing costs	369	377
Commitment fees on senior credit facility	41	58
Other	30	42

Total	$7,364	$9,199

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest on senior term loan	$2,278	$4,425
Interest on borrowings on acquisition facility	804	1,307
Interest on borrowings on revolving credit facility	146	—
Interest on senior subordinated notes	10,835	12,000
Amortization of deferred financing costs	1,244	737
Commitment fees on senior credit facility	82	128
Other	55	104

Total	$15,444	$18,701

E.	Gain on Debt Extinguishment

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

With the cancellation of these repurchased Notes, $174,500 aggregate principal amount of Notes remain outstanding. The Note repurchases were financed in part by aggregate borrowings of $14,903 in February 2009 under the Company’s revolving credit facility.

F.	Fair Value Measurements

The table below provides the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2009. The estimated fair value is determined using quoted prices in markets that are not active. The estimated fair value at June 30, 2009 is determined using the average price of the Notes either traded or purchased by third parties between June 1, 2009 and July 31, 2009.

	Total Carrying Value at June 30, 2009	Fair Value Measurements at June 30, 2009
Senior subordinated notes	$174,500	$119,152

The Company’s ability to further repurchase Notes is limited due to the terms of the Company’s senior secured credit facility.

G.	Contingencies and Commitments

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

The effective tax rates for the quarter and six months ended June 30, 2009 were 39.2% and 39.6%, compared to 54.5% and 54.6% for the quarter and six months ended June 30, 2008. The decrease in the effective tax rate was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income (loss) before income taxes was closer to zero for the quarter and six months ended June 30, 2008 than for the quarter and six months ended June 30, 2009, the impact of expenses not fully deductible for income tax purposes was more significant for the quarter and six months ended June 30, 2008 than for the quarter and six months ended June 30, 2009.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of June 30, 2009, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,786. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

I.	Subsequent Event

We made $4,800 of payments on our revolving credit facility between July 1, 2009 and August 10, 2009. The borrowings outstanding under our revolving credit facility have decreased from $6,700 at June 30, 2009 to $1,900 at August 10, 2009.

J.	Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the Notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG

Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., Backwell Design Inc., Gemini Graphic Imaging Inc., and SGS Packaging Chile Limitada. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the Notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-guarantor subsidiaries for the Notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$137	$2,409	$5,282	$—	$7,828
Receivables from customers, less allowances	—	42,389	21,917	—	64,306
Intercompany receivables	405,530	114,707	7,118	(527,355)	—
Inventories	—	6,082	2,853	—	8,935
Deferred income taxes	423	687	777	—	1,887
Prepaid expenses and other current assets	105	1,966	1,593	—	3,664

Total current assets	406,195	168,240	39,540	(527,355)	86,620
Investment in subsidiaries	118,925	33,693	36,567	(189,185)	—
Properties, plants and equipment, net	—	35,029	8,941	—	43,970
Goodwill	—	121,013	57,546	—	178,559
Other intangible assets, net	—	122,807	44,911	—	167,718
Deferred financing costs, net	5,857	—	—	—	5,857
Other assets	—	147	315	—	462

Total assets	$530,977	$480,929	$187,820	$(716,540)	$483,186

Liabilities
Current liabilities
Accounts payable, trade	$726	$8,010	$4,526	$—	$13,262
Intercompany payables	112,404	379,553	35,398	(527,355)	—
Accrued compensation	—	5,147	1,022	—	6,169
Accrued taxes, including taxes on income	—	782	2,084	—	2,866
Accrued interest	1	881	2	—	884
Other current liabilities	—	6,219	3,586	—	9,805
Current portion of short-term and long-term obligations	7,097	615	6	—	7,718

Total current liabilities	120,228	401,207	46,624	(527,355)	40,704
Non-current liabilities
Long-term obligations, net of current portion	302,257	222	18,269	—	320,748
Non-current liabilities	—	55	130	—	185
Deferred income taxes	1,472	1,329	11,728	—	14,529

Total liabilities	423,957	402,813	76,751	(527,355)	376,166

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	107,020	78,116	111,069	(189,185)	107,020

Total stockholder’s equity	107,020	78,116	111,069	(189,185)	107,020

Total liabilities and stockholder’s equity	$530,977	$480,929	$187,820	$(716,540)	$483,186

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$56,788	$23,554	$—	$80,342
Sales to related parties	—	713	1,364	(2,077)	—

Revenues	—	57,501	24,918	(2,077)	80,342

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	36,693	16,642	(2,077)	51,258
Selling, general and administrative expenses	443	8,059	4,136	—	12,638
Depreciation and amortization	—	4,404	1,514	—	5,918

Income (loss) from operations	(443)	8,345	2,626	—	10,528

Interest expense	971	6,186	207	—	7,364
Other (income) expense, net	(105)	(285)	1,381	—	991

Income (loss) from operations before equity in net income from subsidiaries	(1,309)	2,444	1,038	—	2,173

Equity in net income of subsidiaries	1,988	—	—	(1,988)	—

Income from operations before income taxes	679	2,444	1,038	(1,988)	2,173
Provision (benefit) for taxes on income	(642)	1,029	465	—	852

Net income (loss)	$1,321	$1,415	$573	$(1,988)	$1,321

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$55,593	$28,899	$—	$84,492
Sales to related parties	—	719	2,716	(3,435)	—

Revenues	—	56,312	31,615	(3,435)	84,492

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	36,561	22,750	(3,435)	55,876
Selling, general and administrative expenses	434	7,816	3,982	—	12,232
Depreciation and amortization	—	5,389	1,818	—	7,207

Income (loss) from operations	(434)	6,546	3,065	—	9,177

Interest expense	1,001	7,544	654	—	9,199
Other (income) expense, net	(1,586)	311	561	—	(714)

Income (loss) from operations before equity in net income (loss) from subsidiaries	151	(1,309)	1,850	—	692

Equity in net income (loss) of subsidiaries	(72)	—	—	72	—

Income (loss) from operations before income taxes	79	(1,309)	1,850	72	692
Provision (benefit) for taxes on income (loss)	(236)	(444)	1,057	—	377

Net income (loss)	$315	$(865)	$793	$72	$315

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$117,193	$43,846	$—	$161,039
Sales to related parties	—	993	2,312	(3,305)	—

Revenues	—	118,186	46,158	(3,305)	161,039

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	74,182	31,758	(3,305)	102,635
Selling, general and administrative expenses	830	16,622	7,842	—	25,294
Depreciation and amortization	—	8,776	2,871	—	11,647

Income (loss) from operations	(830)	18,606	3,687	—	21,463

Interest expense	2,504	12,523	417	—	15,444
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	(722)	(317)	1,482	—	443

Income from operations before equity in net income from subsidiaries	7,888	6,400	1,788	—	16,076

Equity in net income of subsidiaries	4,510	—	—	(4,510)	—

Income from operations before income taxes	12,398	6,400	1,788	(4,510)	16,076
Provision for taxes on income	2,685	2,643	1,035	—	6,363

Net income	$9,713	$3,757	$753	$(4,510)	$9,713

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$111,045	$56,698	$—	$167,743
Sales to related parties	—	1,898	3,911	(5,809)	—

Revenues	—	112,943	60,609	(5,809)	167,743

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	71,824	44,173	(5,809)	110,188
Selling, general and administrative expenses	785	16,261	7,771	—	24,817
Depreciation and amortization	—	10,223	3,477	—	13,700

Income (loss) from operations	(785)	14,635	5,188	—	19,038

Interest expense	2,172	15,195	1,334	—	18,701
Gain on debt extinguishment	—	—	—	—	—
Other (income) expense, net	(3,137)	95	2,689	—	(353)

Income (loss) from operations before equity in net income from subsidiaries	180	(655)	1,165	—	690

Equity in net income (loss) of subsidiaries	(571)	—	—	571	—

Income (loss) from operations before income taxes	(391)	(655)	1,165	571	690
Provision (benefit) for taxes on income (loss)	(704)	(144)	1,225	—	377

Net income (loss)	$313	$(511)	$(60)	$571	$313

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operations	$8,218	$5,801	$(818)	$—	$13,201

Investing activities:
Acquisition of properties, plants and equipment	—	(3,378)	(887)	—	(4,265)
Proceeds from sales of assets	—	4	3	—	7
Business acquisitions, net of cash acquired	—	(3,047)	(572)	—	(3,619)

Cash used in investing activities	—	(6,421)	(1,456)	—	(7,877)

Financing activities:
Payments on acquisition facility	(197)	—	—	—	(197)
Borrowings on revolving credit facility	21,609	—	—	—	21,609
Payments on revolving credit facility	(14,903)	—	—	—	(14,903)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on long-term debt	—	(353)	(18)	—	(371)

Cash used in financing activities	(8,491)	(353)	(18)	—	(8,862)

Effect of exchange rate changes on cash	—	—	600	—	600

Net change in cash and cash equivalents	(273)	(973)	(1,692)	—	(2,938)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$137	$2,409	$5,282	$—	$7,828

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$101	$4,754	$5,439	$—	$10,294

Investing activities:
Acquisition of properties, plants and equipment	—	(3,420)	(2,282)	—	(5,702)
Proceeds from sales of assets	—	487	—	—	487
Business acquisition, net of cash acquired	—	—	(23,834)	—	(23,834)

Cash used in investing activities	—	(2,933)	(26,116)	—	(29,049)

Financing activities:
Payments for deferred financing fees	(117)	—	—	—	(117)
Payments on long-term debt	(700)	(309)	(183)	—	(1,192)
Intercompany financing, net	(15,725)	—	15,725	—	—

Cash used in financing activities	(16,542)	(309)	15,542	—	(1,309)

Effect of exchange rate changes on cash	—	—	(113)	—	(113)

Net change in cash and cash equivalents	(16,441)	1,512	(5,248)	—	(20,177)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$1,074	$4,580	$8,636	$—	$14,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009, we have continued our strategy of reducing our debt levels to strengthen our balance sheet and reduce interest expense. In February 2009, we acquired an aggregate principal amount of $25.5 million of our 12% senior subordinated notes for a cash purchase price of $15.0 million. This was in addition to the optional principal repayment we made on our senior term loan of $8.2 million in September 2008. During the quarter ended June 30, 2009, we further reduced our debt levels on our revolving credit facility by $2.2 million. During the remainder of 2009, we plan to accelerate the rate of repayment on our debt obligations from the level of repayment experienced during the quarter ended June 30, 2009. Our debt reduction strategy combined with lower interest rates will continue to generate savings in interest expense and increased cash flow from operations.

During 2009, we have paid $3.4 million and $0.2 million in deferred purchase price payments for acquisitions closed in 2008 and 2006, respectively. During 2009, we also paid an additional $2.0 million in deferred consideration payments for an acquisition completed in 2007. As of June 30, 2008, we have approximately $1.8 million remaining to be paid for previously completed acquisitions. The declining level of remaining deferred purchase price payment obligations related to previous acquisitions enables us to further utilize our future cash flows to fund our debt reduction initiative.

Net sales for the six months ended June 30, 2009 were $161.0 million, a $6.7 million decline from sales of $167.7 million for the six months ended June 30, 2008. This reduction was due to the strengthening of the United States dollar, which negatively impacted sales by $5.1 million, $6.0 million, and $0.4 million for our operations in Canada, the United Kingdom, and other foreign jurisdictions, respectively. Excluding the negative impact from foreign currency fluctuations, sales increased by $4.8 million primarily due to the impact of additional sales from acquisitions.

We acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May 2008. We also acquired a provider of packaging and retail graphics located in Marietta, Georgia on December 31, 2008 (the “Marietta acquisition” or “Marietta”). These acquisitions generated incremental sales of $4.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During 2009, we will continue to focus on integrating our recent acquisitions.

After excluding the impact from foreign currency fluctuations and acquisitions, sales were flat for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a combination of factors, including a reduction of $3.5 million in sales to our tobacco industry customers, which was offset by organic growth with customers in other industries in the United States. We believe this $3.5 million decrease in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements from the United States and Canadian Governments that have not yet been fully specified by the governing authorities. We expect sales to our tobacco industry customers to continue to be soft until the anticipated changes in labeling requirements are finalized, at which point we anticipate a one-time increase in sales. Sales to our customers in the tobacco industry represented less than 5% of our sales for the 2008 fiscal year. The offsetting $3.5 million increase in sales for the six month period is primarily due to organic growth with customers in other industries in the United States. This organic growth in the United States has primarily resulted from the success of sales for “store brands.” We believe the growth in our store brands sales is due to a shift by consumers in response to the challenging economic environment, as well as our investment to expand our store brand business in recent years.

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

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 63.7% for the six months ended June 30, 2009, compared to 65.7% for the six months ended June 30, 2008. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe. We plan to continue the process of consolidating certain operations in 2009.

RESULTS OF OPERATIONS

The information presented below for the quarters ended and six months ended June 30, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$80,342	$84,492	$(4,150)	(4.9)%

Cost of goods sold (exclusive of depreciation)	51,258	55,876	(4,618)	(8.3)%
Selling, general, and administrative expenses	12,638	12,232	406	3.3%
Depreciation and amortization	5,918	7,207	(1,289)	(17.9)%

Income from operations	10,528	9,177	1,351	14.7%

Interest expense	7,364	9,199	(1,835)	(19.9)%
Other expense (income), net	991	(714)	1,705	nm

Income from continuing operations before income taxes	2,173	692	1,481	nm
Provision for income taxes	852	377	475	nm

Net income	$1,321	$315	1,006	nm

nm — Percentage change is not meaningful

Net Sales. Sales for the quarter ended June 30, 2009 decreased 4.9%, or $4.2 million, to $80.3 million from $84.5 million for the quarter ended June 30, 2008. This decrease in sales, which was partially mitigated by sales generated from acquisitions, was principally due to changes in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the Canadian dollar and British pound, negatively impacted sales by $2.1 million and $2.8 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso negatively impacted sales by $0.2 million on a combined basis. These decreases were partially offset by sales generated from the acquisitions of Backwell in Canada on May 2, 2008 and Marietta in the United States on December 31, 2008. These acquisitions contributed sales of $0.1 million and $2.3 million, respectively, for the quarter ended June 30, 2009.

After excluding the impact of sales generated from acquisitions, sales in the United States decreased by $1.1 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. This decrease was primarily due to a $1.0 million decrease in sales to our customers in the tobacco industry. We believe this reduction in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements that have not yet occurred. We expect sales to our tobacco industry customers to continue to be soft until the anticipated changes in labeling requirements are finalized, at which point we anticipate a one-time increase in sales. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada increased approximately $0.9 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. We believe this increase was primarily due to organic growth. This increase in sales in Canada occurred despite a $0.4 million decrease in sales to our tobacco industry customers, for reasons similar to the decrease in the United States as previously discussed. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $0.9 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. This decrease was primarily due to the overall economic downturn in the United Kingdom.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2009 decreased 8.3%, or $4.6 million, to $51.3 million from $55.9 million for the quarter ended June 30, 2008. The decrease in cost of goods sold was due to the strengthening of the United States dollar as compared to the Canadian dollar and British pound, which reduced cost of goods sold by $1.4 million and $2.2 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by $0.2 million on a combined basis. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from acquired businesses. The acquisition of Backwell and Marietta added incremental costs of goods sold of $1.4 million in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

Cost of goods sold expressed as a percentage of sales decreased to 63.8% for the quarter ended June 30, 2009 from 66.1% for the quarter ended June 30, 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as sales in the United States operations representing a higher percentage of total company sales for the quarter ended June 30, 2009 than for the quarter ended June 30, 2008. The United States operations have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2009 increased 3.3%, or $0.4 million, to $12.6 million from $12.2 million for the quarter ended June 30, 2008. This increase was primarily due to the combination of expenses associated with acquisitions, increased severance costs and expenses associated with driving organic growth in the United States, partially offset by the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British pound. The acquisitions of Backwell and Marietta added incremental selling, general and administrative expenses of $0.4 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Severance costs were $0.3 million higher for the quarter ended June 30, 2009 than the quarter ended June 30, 2008 due to headcount reductions in the United Kingdom. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $0.6 million in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses required to drive the organic sales growth (excluding tobacco related business) in the United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2009 decreased 17.9%, or $1.3 million, to $5.9 million from $7.2 million for the quarter ended June 30, 2008. Depreciation and amortization expenses decreased $1.0 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 due to certain production software becoming fully amortized during 2008. In addition, the previously discussed strengthening of the United States dollar resulted in a decrease of $0.3 million of depreciation and amortization expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. These decreases in depreciation and amortization expenses were partially offset by $0.1 million in incremental depreciation and amortization expenses associated with the previously discussed acquisitions.

Interest Expense. Interest expense for the quarter ended June 30, 2009 decreased 19.9%, or $1.8 million, to $7.4 million from $9.2 million for the quarter ended June 30, 2008. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the quarter ended June 30, 2009 than for the quarter ended June 30, 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 4.1% and 6.7% for the quarters ended June 30, 2009 and June 30, 2008, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.9 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. In addition, the acquisition in February 2009 of $25.5 million of 12% senior subordinated notes and the optional principal repayment of $8.2 million on the senior term loan facility in September 2008 resulted in a combined reduction in interest expense of $0.7 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British pound.

Other Expense (Income), net. Other expense (income), net fluctuated by $1.7 million to $1.0 million of expense for the quarter ended June 30, 2009 from $0.7 million of income for the quarter ended June 30, 2008. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation in other expense (income), net from the quarter ended June 30, 2008 to the quarter ended June 30, 2009 was primarily due to less favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended June 30, 2009 than compared to the quarter ended June 30, 2008.

Provision for Income Taxes. The effective tax rate for the quarter ended June 30, 2009 was 39.2%, compared to 54.5% for the quarter ended June 30, 2008. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the quarter ended June 30, 2008 than for the quarter ended June 30, 2009. This larger impact in the quarter ended June 30, 2008 than the quarter ended June 30, 2009 is due to the income before income taxes for the quarter ended June 30, 2008 being closer to zero than the income before income taxes for the quarter ended June 30, 2009.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$161,039	$167,743	$(6,704)	(4.0)%

Cost of goods sold (exclusive of depreciation)	102,635	110,188	(7,553)	(6.9)%
Selling, general, and administrative expenses	25,294	24,817	477	1.9%
Depreciation and amortization	11,647	13,700	(2,053)	(15.0)%

Income from operations	21,463	19,038	2,425	12.7%

Interest expense	15,444	18,701	(3,257)	(17.4)%
Gain on debt extinguishment, net	(10,500)	—	(10,500)	nm
Other expense (income), net	443	(353)	796	nm

Income from continuing operations before income taxes	16,076	690	15,386	nm
Provision for income taxes	6,363	377	5,986	nm

Net income	$9,713	$313	9,400	nm

nm — Percentage change is not meaningful

Net Sales. Sales for the six months ended June 30, 2009 decreased 4.0%, or $6.7 million, to $161.0 million from $167.7 million for the six months ended June 30, 2008. This decrease in sales, which was partially mitigated by organic growth and sales generated from acquisitions, was principally due to changes in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the Canadian dollar and British pound, negatively impacted sales by $5.1 million and $6.0 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso negatively impacted sales by $0.4 million on a combined basis. These decreases were partially offset by sales generated from the acquisitions of Backwell in Canada on May 2, 2008 and Marietta in the United States on December 31, 2008. These acquisitions contributed sales of $0.5 million and $4.3 million, respectively, for the six months ended June 30, 2009.

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $1.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to organic growth driven by the success of sales for “store brands.” We believe the growth in our store brands sales is a result of a shift by consumers in response to the challenging economic environment, as well our investment to expand our store brand business in recent years. The increase in sales in the United States was despite a $2.8 million decrease in sales to our customers in the tobacco industry customers for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada increased approximately $0.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to organic growth. This increase in sales in Canada occurred despite a $0.7 million decrease in sales to our tobacco industry customers, as previously discussed. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $1.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was primarily due to the overall economic downturn in the United Kingdom.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2009 decreased 6.9%, or $7.6 million, to $102.6 million from $110.2 million for the six months ended June 30, 2008. The decrease in cost of goods sold was due to the strengthening of the United States dollar as compared to the Canadian dollar and British pound, which reduced cost of goods sold by $3.5 million and $4.5 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by $0.3 million on a combined basis. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from acquired businesses. The acquisition of Backwell and Marietta added incremental costs of goods sold of $2.8 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cost of goods sold expressed as a percentage of sales decreased to 63.7% for the six months ended June 30, 2009 from 65.7% for the six months ended June 30, 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as sales in the United States operations representing a higher percentage of total company sales for the six months ended June 30, 2009 than for the six months ended June 30, 2008. The United States operations have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2009 increased 1.9%, or $0.5 million, to $25.3 million from $24.8 million for the six months ended June 30, 2008. This increase was primarily due to the combination of expenses associated with acquisitions, increased severance costs and expenses associated with driving organic growth in the United States, partially offset by the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British pound. The acquisitions of Backwell and Marietta added incremental selling, general and administrative expenses of $0.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Severance costs were $0.4 million higher for the six months ended June 30, 2009 than the six months ended June 30, 2008 due to headcount reductions in the United Kingdom. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $1.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses driving the organic sales growth (excluding tobacco related business) in the United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2009 decreased 15.0%, or $2.1 million, to $11.6 million from $13.7 million for the six months ended June 30, 2008. Depreciation and amortization expenses decreased $1.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to certain production software becoming fully amortized during 2008. In addition, the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British pound resulted in a decrease of $0.7 million of depreciation and amortization expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases in depreciation and amortization expenses were partially offset by $0.3 million in incremental depreciation and amortization expenses associated with the previously discussed acquisitions.

Interest Expense. Interest expense for the six months ended June 30, 2009 decreased 17.4%, or $3.3 million, to $15.4 million from $18.7 million for the six months ended June 30, 2008. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the six months ended June 30, 2009 than for the six months ended June 30, 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 4.3% and 7.0% for the six months ended June 30, 2009 and June 30, 2008, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $2.0 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. In addition, the acquisition in February 2009 of $25.5 million of 12% senior subordinated notes (“Notes”) and the optional principal repayment of $8.2 million on the senior term loan facility in September 2008 resulted in a combined reduction in interest expense of $1.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases in interest expense were partially offset by an increase of $0.5 million in the six months ended June 30, 2009 of deferred financing costs that were written off due to the extinguishment of $25.5 million in principal of the Notes. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the Canadian dollar and British pound.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment is due to the acquisition of $25.5 million of Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.8 million to $0.4 million of expense for the six months ended June 30, 2009 from $0.4 million of income for the six months ended June 30, 2008. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation in other expense (income), net from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to less favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the six months ended June 30, 2009 than compared to the six months ended June 30, 2008.

Provision for Income Taxes. The effective tax rate for the six months ended June 30, 2009 was 39.6%, compared to 54.6% for the six months ended June 30, 2008. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the six months ended June 30, 2008 than for the six months ended June 30, 2009. This larger impact in the six months ended June 30, 2008 than the six months ended June 30, 2009 is due to the income before income taxes for the six months ended June 30, 2008 being closer to zero than the income before income taxes for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, we had $7.8 million in cash and cash equivalents and $45.8 million in adjusted working capital1 compared with $10.8 million in cash and cash equivalents and $37.1 million in adjusted working capital at December 31, 2008. The $3.0 million decrease in cash is primarily due to management’s decision to reduce debt levels and maintain a lower level of cash for operations. Specifically, the decrease in cash is due to the payment of $15.0 million to acquire an aggregate amount of $25.5 million of our Notes, the payment of $3.6 million in cash related to acquisitions and $4.3 million in capital expenditures made during the six months ended June 30, 2009. These payments are partially offset by $6.7 million in net borrowings on our revolving credit facility and $13.2 million of cash generated from operations during the six months ended June 30, 2009. The $8.7 million increase in adjusted working capital is primarily due to an $8.0 million increase in accounts receivable, a $1.3 million decrease in accounts payable, and a $1.2 million increase in the current deferred tax asset. These increases in adjusted working capital were partially offset by a $1.4 million increase in accrued taxes.

1	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding the current portion of long-term debt). However, adjusted working capital is not a recognized measurement under GAAP, and when analyzing our financial position, investors should use adjusted working capital in addition to, and not as an alternative for, working capital as defined in GAAP. The following table reconciles working capital to adjusted working capital:

	June 30, 2009	December 31, 2008
Working capital	$45,916	$46,755
Less cash	(7,828)	(10,766)
Add current portion of short-term and long-term obligations	7,718	1,089

Adjusted working capital	$45,806	$37,078

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.9 million (or 25.5%) of the total $35 million available under the Revolver. We have concluded that Lehman is unable or unwilling to fund its portion of loans under the Revolver and that, as a result, the amount actually available under the Revolver is $26.1 million. We expect that cash generated from operating activities and availability under the Revolver, which is included in our senior secured credit facility, will be our principal sources of liquidity. At June 30, 2009, there were $6.7 million of borrowings outstanding under the Revolver and $19.4 million of remaining borrowing availability. We made $4.8 million of payments between July 1, 2009 and August 10, 2009 to reduce our borrowings outstanding under the Revolver to $1.9 million at August 10, 2009. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2009 was $328.5 million. In 2011, our debt service requirements will substantially increase as a result of the maturity on December 30, 2011 of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to their maturity. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2009, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2009:

	Required		Actual
Maximum leverage ratio		5.25	4.86
Minimum interest coverage ratio		1.80	2.19
Maximum annual capital expenditures	not to exceed $	15.0 million	$4.3 million

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings.

Cash flows

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Cash flows from operating activities. Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2009 as compared to $10.3 million for the six months ended June 30, 2008. The primary reason for this increase is the $3.7 million reduction in cash paid for interest to $14.3 million for the six months ended June 30, 2009 from $18.0 million for the six months ended June 30, 2008. This increase in cash provided by operating activities was partially offset by the combined impact from the timing of cash collections of receivables and payments of liabilities.

Cash flows from investing activities. Net cash used for investing activities was $7.9 million for the six months ended June 30, 2009 as compared to $29.0 million for the six months ended June 30, 2008. The decrease in cash used for investing activities is primarily due to a reduction of $20.2 million in acquisition-related cash payments in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cash flows from financing activities. Net cash used in financing activities was $8.9 million for the six months ended June 30, 2009 as compared to cash used by financing activities of $1.3 million for the six months ended June 30, 2008. The primary reason for this fluctuation was the payment of $15.0 million to acquire $25.5 million of Notes, partially offset by $6.7 million in net borrowings on the Revolver during the six months ended June 30, 2009.

Contractual Obligations

At June 30, 2009, there were no material changes in our December 31, 2008 contractual obligations, except for the reduction in principal payments on debt and interest payments on debt due to the extinguishment of $25.5 million in principal of the Notes.

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

At June 30, 2009, there were no material changes in our December 31, 2008 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, which excluded an assessment of internal control of the Marietta acquired operations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level.

The Company completed its Marietta acquisition effective December 31, 2008. As permitted by the SEC, management’s assessment as of June 30, 2009 did not include the internal controls of Marietta, which is included in the Company’s condensed consolidated financial statements as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its US and Canadian locations. This implementation will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. Although we believe we are designing effective internal controls for this implementation, if the module is implemented late in the 4th quarter, management may not have enough information to conclude that the controls are operating effectively. The Company also continues to integrate new acquisitions into corporate processes. No potential internal control changes due to new acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Marietta acquisition is expected to be fully integrated into corporate processes by year-end.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SGS INTERNATIONAL, INC.

Date: August 10, 2009	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)