Form 10-Q
period 2009-09-30
SGS International, Inc.
filed 2009-11-09
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

NET SALES	$80,862	$79,256

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	50,910	52,502
Selling, general, and administrative expenses	12,767	11,861
Depreciation and amortization	5,926	7,434

INCOME FROM OPERATIONS	11,259	7,459

NON-OPERATING EXPENSES (INCOME):

Interest expense	6,870	8,785
Other expense (income), net	500	(683)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,889	(643)

PROVISION (BENEFIT) FOR INCOME TAXES	1,831	(325)

NET INCOME (LOSS)	$2,058	$(318)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

NET SALES	$241,901	$246,999

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	153,545	162,690
Selling, general, and administrative expenses	38,061	36,678
Depreciation and amortization	17,573	21,134

INCOME FROM OPERATIONS	32,722	26,497

NON-OPERATING EXPENSES (INCOME):

Interest expense	22,314	27,486
Gain on debt extinguishment	(10,500)	—
Other expense (income), net	943	(1,036)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	19,965	47

PROVISION FOR INCOME TAXES	8,194	52

NET INCOME (LOSS)	$11,771	$(5)

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of dollars, except share data)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$6,358	$10,766
Receivables from customers, less allowances of $1,202 and $1,327 at September 30, 2009 and December 31, 2008, respectively	64,862	56,302
Inventories	9,573	9,064
Deferred income taxes	2,776	699
Prepaid expenses and other current assets	3,847	3,780

Total current assets	87,416	80,611

Properties, plants and equipment, net	42,972	46,186
Goodwill	181,024	172,618
Other intangible assets, net	166,507	169,214
Deferred financing costs, net	5,481	7,100
Other assets	1,285	384

TOTAL ASSETS	$484,685	$476,113

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$11,011	$14,536
Accrued compensation	4,321	5,920
Accrued taxes, including taxes on income	3,026	1,501
Accrued interest	6,407	1,018
Other current liabilities	11,012	9,792
Current portion of short-term and long-term obligations	2,118	1,089

Total current liabilities	37,895	33,856

Long-term obligations, net of current portion	315,375	344,611
Non-current liabilities	1,199	204
Deferred income taxes	17,377	7,926

Total liabilities	371,846	386,597

Commitments and contingencies

Stockholder’s equity:

Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive loss - unrealized translation adjustments, net of tax	(3,187)	(14,739)
Retained earnings (accumulated deficit)	9,026	(2,745)

Total stockholder’s equity	112,839	89,516

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$484,685	$476,113

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity

Balance at December 31, 2008		$—	$107,000	$ (2,745)	$(14,739)	$89,516

Comprehensive income:

Net income	$11,771	—	—	11,771	—	11,771
Cumulative translation adjustments, net	11,552	—	—	—	11,552	11,552

Comprehensive income	$23,323

Balance at September 30, 2009		$—	$107,000	$9,026	$(3,187)	$112,839

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2008, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES	$25,279	$24,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(5,987)	(9,438)
Proceeds from sales of equipment	23	489
Business acquisitions, net of cash acquired	(3,619)	(23,959)

Net cash used in investing activities	(9,583)	(32,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	22,727	—
Payments on revolving credit facility	(21,609)	—
Payments to extinguish senior subordinated notes	(15,000)	—
Payments on senior term loan and acquisition facility	(6,270)	(9,480)
Payments for deferred financing fees	—	(117)
Payments on other long-term debt	(529)	(583)

Net cash used in financing activities	(20,681)	(10,180)

Effect of exchange rate changes on cash	577	(562)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,408)	(19,595)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,766	34,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,358	$14,872

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A. Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 39 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines.

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

The Company has evaluated subsequent events for recognition or disclosure through November 9, 2009, the date the Company filed this report with the SEC.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, SGS Packaging Netherlands B.V., McGurk Studios Limited, Thames McGurk Limited, and SGS Asia Pacific Limited. These subsidiaries also include SGS Packaging Chile Limitada since January 2009 and include Backwell Design Inc. and Gemini Graphic Imaging Inc. since May 2008. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co. and were dissolved on October 13, 2009 and September 9, 2009, respectively,

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$2,490	$2,949
Work-in-process	7,083	6,115

Total	$9,573	$9,064

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

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

Recently Issued and Adopted Accounting Standards

In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This statement established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this statement on July 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009 and it did not have a material impact on our consolidated financial statements.

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(all amounts in thousands of dollars, unless otherwise stated)

Purchase price	$24,196
Transaction costs	947

Total cash acquisition price	$25,143

Allocation of acquisition price:
Current assets	$7,778
Properties, plants and equipment	2,475
Goodwill	11,148
Customer relationships	7,085
Other intangible assets	885
Liabilities assumed	(4,228)

Total cash acquisition price	$25,143

On October 1, 2008, 1043497, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. were amalgamated as a single company named Tri-Ad Graphic Communications Ltd. Immediately following the amalgamation, Tri-Ad Graphic Communications Ltd. transferred all of its assets and liabilities to Southern Graphic Systems-Canada, Co. and was subsequently dissolved.

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

Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co. on December 31, 2008 and were subsequently dissolved.

On December 31, 2008, Southern Graphic Systems, Inc. acquired substantially all of the assets of a provider of packaging and retail graphics located in Marietta, Georgia (the “Marietta acquisition” or “Marietta”) for an aggregate cash consideration of $6,031. The purchase price allocation for the acquisition is provided below.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(all amounts in thousands of dollars, unless otherwise stated)

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

C. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Goodwill, cost	$181,024	$172,618

Customer relationships, cost	175,116	170,121
Customer relationships, accumulated amortization	(30,245)	(23,082)

Other intangible assets, cost	26,538	25,961
Other intangible assets, accumulated amortization	(4,902)	(3,786)

Total	$347,531	$341,832

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the nine months ended September 30, 2009 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2008	$172,618	$170,121	$25,961
Revisions to purchase accounting during the nine months ended September 30, 2009	2,507
Changes due to foreign currency fluctuations	5,899	4,995	577

Balance at September 30, 2009	$181,024	$175,116	$26,538

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(all amounts in thousands of dollars, unless otherwise stated)

The revisions to purchase accounting during the nine months ended September 30, 2009 include $2,212 related to a revision of the estimated purchase price allocation for the Tri-ad acquisition results from a probable settlement of our dispute with the former owners regarding certain post-closing purchase price adjustments under the SPA. The $2,212 increase in goodwill results from our expectation that we will accept certain liabilities and agree to pay the former owners an additional $1,850 Canadian dollars.

Amortization of customer relationships and other intangible assets is estimated to be approximately $9,970 annually from 2009 through 2013.

D. Interest Expense

Interest expense consists of the following:

	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008
Interest on senior term loan	$863	$1,756
Interest on borrowings on acquisition facility	288	538
Interest on borrowings on revolving credit facility	19	—
Interest on senior subordinated notes	5,235	6,000
Amortization of deferred financing costs	375	384
Commitment fees on senior credit facility	62	65
Other	28	42

Total	$6,870	$8,785

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2008
Interest on senior term loan	$3,141	$6,181
Interest on borrowings on acquisition facility	1,092	1,845
Interest on borrowings on revolving credit facility	165	—
Interest on senior subordinated notes	16,070	18,000
Amortization of deferred financing costs	1,619	1,121
Commitment fees on senior credit facility	144	193
Other	83	146

Total	$22,314	$27,486

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

F. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized upon the level of judgment associated with the inputs used to measure their values. These categories include (in descending order of priority): Level 1 inputs are observable inputs such as quoted prices in active markets; Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(all amounts in thousands of dollars, unless otherwise stated)

requiring an entity to develop its owns assumptions. The estimated fair value of the Company’s investments in its non-qualified Deferred Compensation Plan (the “Plan”) and the offsetting liability related to the Plan are presented at fair value in the Company’s balance sheets. Investments in the Plan are included in other assets and the offsetting liability is included in non-current liabilities on the Company’s consolidated balance sheets.

The following table shows assets measured at fair value as of September 30, 2009 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at September 30, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$831	$831

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $161,168 at September 30, 2009. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active. The estimated fair value is $161,168 based on the average price of the notes either traded or purchased by third parties between September 1, 2009 and October 30, 2009. The Company’s ability to repurchase additional Notes is limited due to the terms of the Company’s senior secured credit facility.

G. Commitments and Contingencies

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

H. Income Taxes

The effective tax rate for the nine months ended September 30, 2009 was 41.0% compared to 110.6% for the nine months ended September 30, 2008. The decrease in the effective tax rate for the nine month period was primarily due to the impact of expenses not fully deductible for income tax purposes. Since income before income taxes was closer to zero for the nine months ended September 30, 2008 than for the nine months ended September 30, 2009, the impact of expenses not fully deductible for income tax purposes was more significant for the nine months ended September 30, 2008 than for the nine months ended September 30, 2009.

The effective tax rate for the quarter ended September 30, 2009 was 47.1% compared to 50.5% for the quarter ended September 30, 2008. The decrease in the effective tax rate for the three month period was due to the combination of the reduction in the Canadian statutory tax rate and the global dispersion of income (loss) before taxes.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of September 30, 2009, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,683. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(all amounts in thousands of dollars, unless otherwise stated)

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol are effective January 1, 2010. The Company has taken and will continue to take actions in accordance with the Fifth Protocol that will minimize current and future cash tax impacts.

I. Supplemental Guarantor Information

The Company’s debt includes the senior credit facility and the Notes. The U.S. borrowings under the senior credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., SGS International, Inc., and SGS Packaging Chile Limitada. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries for the Notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-guarantor subsidiaries for the Notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$68	$2,169	$4,121	$—	$6,358
Receivables from customers, less allowances	—	43,679	21,183	—	64,862
Intercompany receivables	405,110	125,302	7,041	(537,453)	—
Inventories	—	6,540	3,033	—	9,573
Deferred income taxes	704	1,954	118	—	2,776
Prepaid expenses and other current assets	65	2,368	1,414	—	3,847

Total current assets	405,947	182,012	36,910	(537,453)	87,416
Investment in subsidiaries	124,906	33,693	36,567	(195,166)	—
Properties, plants and equipment, net	—	34,544	8,428	—	42,972
Goodwill	—	121,013	60,011	—	181,024
Other intangible assets, net	—	120,964	45,543	—	166,507
Deferred financing costs, net	5,481	—	—	—	5,481
Other assets	—	970	315	—	1,285

Total assets	$536,334	$493,196	$187,774	$(732,619)	$484,685

Liabilities
Current liabilities
Accounts payable, trade	$668	$6,391	$3,952	$—	$11,011
Intercompany payables	122,851	383,034	31,568	(537,453)	—
Accrued compensation	—	3,136	1,185	—	4,321
Accrued taxes, including taxes on income	—	847	2,179	—	3,026
Accrued interest	102	6,303	2	—	6,407
Other current liabilities	—	6,978	4,034	—	11,012
Current portion of short-term and long-term obligations	1,507	609	2	—	2,118

Total current liabilities	125,128	407,298	42,922	(537,453)	37,895
Non-current liabilities
Long-term obligations, net of current portion	296,894	121	18,360	—	315,375
Non-current liabilities	—	876	323	—	1,199
Deferred income taxes	1,473	4,137	11,767	—	17,377

Total liabilities	423,495	412,432	73,372	(537,453)	371,846

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	112,839	80,764	114,402	(195,166)	112,839

Total stockholder’s equity	112,839	80,764	114,402	(195,166)	112,839

Total liabilities and stockholder’s equity	$536,334	$493,196	$187,774	$(732,619)	$484,685

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$57,703	$23,159	$—	$80,862
Sales to related parties	—	432	1,421	(1,853)	—

Revenues	—	58,135	24,580	(1,853)	80,862

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	36,308	16,455	(1,853)	50,910
Selling, general and administrative expenses	435	7,421	4,911	—	12,767
Depreciation and amortization	—	4,354	1,572	—	5,926

Income (loss) from operations	(435)	10,052	1,642	—	11,259

Interest expense	841	5,838	191	—	6,870
Other (income) expense, net	(833)	(20)	1,353	—	500

Income (loss) from operations before equity in net income from subsidiaries	(443)	4,234	98	—	3,889

Equity in net income of subsidiaries	2,221	—	—	(2,221)	—

Income from operations before income taxes	1,778	4,234	98	(2,221)	3,889

Provision (benefit) for income taxes	(280)	1,586	525	—	1,831

Net income (loss)	$2,058	$2,648	$(427)	$(2,221)	$2,058

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$54,222	$25,034	$—	$79,256
Sales to related parties	—	324	2,926	(3,250)	—

Revenues	—	54,546	27,960	(3,250)	79,256

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	34,765	20,987	(3,250)	52,502
Selling, general and administrative expenses	154	7,511	4,196	—	11,861
Depreciation and amortization	—	5,568	1,866	—	7,434

Income (loss) from operations	(154)	6,702	911	—	7,459

Interest expense	3,503	7,207	(1,925)	—	8,785
Other (income) expense, net	(1,672)	146	843	—	(683)

Income (loss) from operations before equity in net income from subsidiaries	(1,985)	(651)	1,993	—	(643)

Equity in net income of subsidiaries	1,602	—	—	(1,602)	—

Income (loss) from operations before income taxes	(383)	(651)	1,993	(1,602)	(643)
Provision (benefit) for income taxes	(65)	(842)	582	—	(325)

Net income (loss)	$(318)	$191	$1,411	$(1,602)	$(318)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$174,896	$67,005	$—	$241,901
Sales to related parties	—	1,425	3,733	(5,158)	—

Revenues	—	176,321	70,738	(5,158)	241,901

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	110,490	48,213	(5,158)	153,545
Selling, general and administrative expenses	1,265	24,043	12,753	—	38,061
Depreciation and amortization	—	13,130	4,443	—	17,573

Income (loss) from operations	(1,265)	28,658	5,329	—	32,722

Interest expense	3,345	18,361	608	—	22,314
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	(1,555)	(337)	2,835	—	943

Income from operations before equity in net income from subsidiaries	7,445	10,634	1,886	—	19,965

Equity in net income of subsidiaries	6,731	—	—	(6,731)	—

Income from operations before income taxes	14,176	10,634	1,886	(6,731)	19,965

Provision for income taxes	2,405	4,229	1,560	—	8,194

Net income	$11,771	$6,405	$326	$(6,731)	$11,771

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) - continued

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Sales	$—	$165,267	$81,732	$—	$246,999
Sales to related parties	—	2,222	6,837	(9,059)	—

Revenues	—	167,489	88,569	(9,059)	246,999

Costs of operations
Cost of goods sold (exclusive of depreciation)	—	106,589	65,160	(9,059)	162,690
Selling, general and administrative expenses	939	23,772	11,967	—	36,678
Depreciation and amortization	—	15,791	5,343	—	21,134

Income (loss) from operations	(939)	21,337	6,099	—	26,497

Interest expense	5,675	22,402	(591)	—	27,486
Gain on debt extinguishment	—	—	—	—	—
Other (income) expense, net	(4,809)	241	3,532	—	(1,036)

Income (loss) from operations before equity in net income from subsidiaries	(1,805)	(1,306)	3,158	—	47

Equity in net income of subsidiaries	1,031	—	—	(1,031)	—

Income (loss) from operations before income taxes	(774)	(1,306)	3,158	(1,031)	47
Provision (benefit) for income taxes	(769)	(986)	1,807	—	52

Net income (loss)	$(5)	$(320)	$1,351	$(1,031)	$(5)

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$18,797	$7,647	$(1,165)	$—	$25,279

Investing activities:
Acquisition of properties, plants and equipment	—	(5,311)	(676)	—	(5,987)
Proceeds from sales of assets	—	4	19	—	23
Business acquisitions, net of cash acquired	—	(3,047)	(572)	—	(3,619)

Net cash used in investing activities	—	(8,354)	(1,229)	—	(9,583)

Financing activities:
Borrowings on revolving credit facility	22,727	—	—	—	22,727
Payments on revolving credit facility	(21,609)	—	—	—	(21,609)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on senior term loan and acquisition facility	(5,257)	—	(1,013)	—	(6,270)
Payments on other long-term debt	—	(506)	(23)	—	(529)

Net cash used in financing activities	(19,139)	(506)	(1,036)	—	(20,681)

Effect of exchange rate changes on cash	—	—	577	—	577

Net change in cash and cash equivalents	(342)	(1,213)	(2,853)	—	(4,408)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$68	$2,169	$4,121	$—	$6,358

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$9,424	$6,544	$8,087	$—	$24,055

Investing activities:
Acquisition of properties, plants and equipment	—	(5,723)	(3,715)	—	(9,438)
Proceeds from sales of assets	—	489	—	—	489
Business acquisition, net of cash acquired	—	—	(23,959)	—	(23,959)

Net cash used in investing activities	—	(5,234)	(27,674)	—	(32,908)

Financing activities:
Payments on senior term loan and acquisition facility	(7,744)	—	(1,736)	—	(9,480)
Payments for deferred financing fees	(117)	—	—	—	(117)
Payments on other long-term debt	—	(511)	(72)	—	(583)
Intercompany financing, net	(15,725)	—	15,725	—	—

Net cash (used in) provided by financing activities	(23,586)	(511)	13,917	—	(10,180)

Effect of exchange rate changes on cash	—	—	(562)	—	(562)

Net change in cash and cash equivalents	(14,162)	799	(6,232)	—	(19,595)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$3,353	$3,867	$7,652	$—	$14,872

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009, we have continued our strategy of reducing our debt levels to strengthen our balance sheet and reduce interest expense. In February 2009, we acquired an aggregate principal amount of $25.5 million of our 12% senior subordinated notes (“Notes”) for a cash purchase price of $15.0 million. In September 2009, we made an optional principal repayment on our senior term loan of $6.0 million. During the fourth quarter of 2009, we plan to continue utilizing our excess cash generated from operations to pay down the remaining $1.1 million of borrowings under our revolving credit facility and to make an estimated $7.0 million to $13.0 million in additional optional repayments of principal on our senior term loan. Our debt reduction strategy, combined with lower interest rates, will continue to generate savings in interest expense and increased cash flow from operations.

During 2009, we have paid $3.4 million and $0.2 million in deferred purchase price payments for acquisitions closed in 2008 and 2006, respectively. During 2009, we also paid an additional $2.0 million in deferred consideration payments for an acquisition completed in 2007. As of September 30, 2009, we have approximately $1.8 million remaining to be paid for previously completed acquisitions. The declining level of remaining deferred purchase price payment obligations related to previous acquisitions enables us to further utilize our future cash flows to fund our debt reduction initiative.

Net sales for the nine months ended September 30, 2009 were $241.9 million, a $5.1 million decline from sales of $247.0 million for the nine months ended September 30, 2008. This reduction was due to a stronger United States dollar through the first nine months of 2009 than 2008 relative to the British pound, Canadian dollar, euro, and Mexican peso. These foreign currency fluctuations negatively impacted sales by $7.4 million, $6.0 million, and $0.5 million for our operations in the United Kingdom, Canada, and other foreign jurisdictions, respectively. Excluding the negative impact from foreign currency fluctuations, sales increased by $8.8 million primarily due to the impact of additional sales from acquisitions.

We acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May 2008. We also acquired a provider of packaging and retail graphics located in Marietta, Georgia on December 31, 2008 (the “Marietta acquisition” or “Marietta”). These acquisitions generated incremental sales of $7.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During 2009, we have focused on integrating our recent acquisitions.

After excluding the impact from foreign currency fluctuations and acquisitions, sales increased $1.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a combination of factors, including a reduction of $3.0 million in sales to our tobacco industry customers, which was more than offset by organic growth with customers in other industries in the United States. We believe this $3.0 million decrease in sales to our tobacco industry customers is due to the consolidation of brands within tobacco companies and anticipated changes in labeling requirements from the United States and Canadian Governments that have not yet been fully specified by the governing authorities. This decrease in sales to our tobacco industry customers started in early 2008 and became more evident in the third quarter of 2008. As a result of the decrease in the third quarter of 2008, as well as a modest sales increase in the third quarter of 2009 to certain customers in response to the changes in packaging requirements, sales to our customers in the tobacco industry increased $0.4 million for the third quarter of 2009. We expect sales to our tobacco industry customers to continue to be soft until the anticipated changes in labeling requirements are finalized, at which point we anticipate a one-time increase in sales. Sales to our customers in the tobacco industry represented less than 5% of our sales for the 2008 fiscal year. The remaining $4.8 million increase in sales for the nine months ended September 30, 2009 is predominantly due to organic growth with customers in other industries in the United States. This organic growth in the United States has primarily resulted from the success of sales for “store brands.” We believe the growth in our store brands sales is due to a shift by consumers in response to the challenging economic environment, as well as our investment to expand our store brand business in recent years.

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

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 63.5% for the nine months ended September 30, 2009, compared to 65.9% for the nine months ended September 30, 2008. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe.

RESULTS OF OPERATIONS

The information presented below for the quarters ended and nine months ended September 30, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands and percentages are expressed as a percentage of sales.)

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$80,862	$79,256	$1,606	2.0%

Cost of goods sold (exclusive of depreciation)	50,910	52,502	(1,592)	(3.0)%
Selling, general, and administrative expenses	12,767	11,861	906	7.6%
Depreciation and amortization	5,926	7,434	(1,508)	(20.3)%

Income from operations	11,259	7,459	3,800	50.9%

Interest expense	6,870	8,785	(1,915)	(21.8)%
Other expense (income), net	500	(683)	1,183	nm

Income (loss) from continuing operations before income taxes	3,889	(643)	4,532	nm
Provision (benefit) for income taxes	1,831	(325)	2,156	nm

Net income (loss)	$2,058	$(318)	2,376	nm

nm — Percentage change is not meaningful

Net Sales. Sales for the quarter ended September 30, 2009 increased 2.0%, or $1.6 million, to $80.9 million from $79.3 million for the quarter ended September 30, 2008. This increase in sales was due to the Marietta acquisition and organic growth, partially offset by a decrease due to changes in foreign currency exchange rates. The Marietta acquisition on December 31, 2008 contributed sales of $2.2 million for the quarter ended September 30, 2009. The strengthening of the United States dollar, as compared to the British pound and Canadian dollar, negatively impacted sales by $1.5 million and $0.9 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso negatively impacted sales by $0.1 million on a combined basis.

After excluding the impact of sales generated from the Marietta acquisition, sales in the United States increased by $1.3 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. This increase was primarily due organic growth driven by the success of sales for “store brands.” We believe the growth in our store brands sales is a result of a shift by consumers in response to the challenging economic environment, as well our investment to expand our store brand business. In addition, sales to customers in the tobacco industry in the United States increased by $0.5 million as sales for the quarter ended September 30, 2009 were not as negatively impacted by changes in labeling requirements as the same period in 2008. While sales to our customers in the tobacco industry continue to be soft as a result of the consolidation of brands within tobacco companies and anticipated changes in labeling requirements, we are seeing a modest increase due to the changes in packaging requirements. We expect sales to our tobacco industry customers to continue to be soft until the anticipated changes in labeling requirements are finalized, at which point we anticipate a one-time increase in sales. After excluding the impact of foreign currency fluctuations, sales in Canada increased approximately $0.6 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. We believe this increase was primarily due to organic growth. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom increased by $0.1 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2009 decreased 3.0%, or $1.6 million, to $50.9 million from $52.5 million for the quarter ended September 30, 2008. The decrease in cost of goods sold was due to the strengthening of the United States dollar as compared to the British pound and Canadian dollar, which reduced cost of goods sold by $1.2 million and $0.6 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by $0.1 million on a combined basis. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from the Marietta acquisition. The Marietta acquisition added incremental costs of goods sold of $1.3 million in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Cost of goods sold expressed as a percentage of sales decreased to 63.0% for the quarter ended September 30, 2009 from 66.2% for the quarter ended September 30, 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as sales in the United States operations representing a higher percentage of total company sales for the quarter ended September 30, 2009 than for the quarter ended September 30, 2008. Our operations in the United States have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2009 increased 7.6%, or $0.9 million, to $12.8 million from $11.9 million for the quarter ended September 30, 2008. This increase was primarily due to the combination of expenses associated with the Marietta acquisition, increased severance costs and expenses associated with driving organic growth in the United States, partially offset by the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar. The acquisition of Marietta added incremental selling, general and administrative expenses of $0.3 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Severance costs were $0.2 million higher for the quarter ended September 30, 2009 than the quarter ended September 30, 2008 due to headcount reductions in the United Kingdom. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $0.4 million in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses required to drive the organic sales growth (excluding tobacco related business) in the United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended September 30, 2009 decreased 20.3%, or $1.5 million, to $5.9 million from $7.4 million for the quarter ended September 30, 2008. Depreciation and amortization expenses decreased $1.0 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 due to certain production software becoming fully amortized during 2008. In addition, the previously discussed strengthening of the United States dollar resulted in a decrease of $0.2 million of depreciation and amortization expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. These decreases in depreciation and amortization expenses were partially offset by $0.1 million in incremental depreciation and amortization expenses associated with the Marietta acquisition. The residual decrease in depreciation and amortization expenses is due to several assets being fully depreciated in 2008 as the result of being classified with a 3-year useful life when the Company acquired Southern Graphic Systems, Inc. on December 30, 2005.

Interest Expense. Interest expense for the quarter ended September 30, 2009 decreased 21.8%, or $1.9 million, to $6.9 million from $8.8 million for the quarter ended September 30, 2008. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the quarter ended September 30, 2009 than for the quarter ended September 30, 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 3.1% and 5.6% for the quarters ended September 30, 2009 and September 30, 2008, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.9 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. In addition, the acquisition in February 2009 of $25.5 million in principal of the Notes and the optional principal repayment of $8.2 million on the senior term loan facility in September 2008 resulted in a combined reduction in interest expense of $0.8 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar.

Other Expense (Income), net. Other expense (income), net fluctuated by $1.2 million to $0.5 million of expense for the quarter ended September 30, 2009 from $0.7 million of income for the quarter ended September 30, 2008. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net from the quarter ended September 30, 2008 to the quarter ended September 30, 2009 was primarily due to less favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended September 30, 2009 than compared to the quarter ended September 30, 2008.

Provision for Income Taxes. The effective tax rate for the quarter ended September 30, 2009 was 47.1%, compared to 50.5% for the quarter ended September 30, 2008. The decrease in the effective tax rate for the three month period was due to the combination of the reduction in the Canadian statutory tax rate and the global dispersion of income (loss) before taxes.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$241,901	$246,999	$(5,098)	(2.1)%
Cost of goods sold (exclusive of depreciation)	153,545	162,690	(9,145)	(5.6)%
Selling, general, and administrative expenses	38,061	36,678	1,383	3.8%
Depreciation and amortization	17,573	21,134	(3,561)	(16.8)%

Income from operations	32,722	26,497	6,225	23.5%
Interest expense	22,314	27,486	(5,172)	(18.8)%
Gain on debt extinguishment, net	(10,500)	—	(10,500)	nm
Other expense (income), net	943	(1,036)	1,979	nm

Income from continuing operations before income taxes	19,965	47	19,918	nm
Provision for income taxes	8,194	52	8,142	nm

Net income (loss)	$11,771	$(5)	11,776	nm

nm — Percentage change is not meaningful

Net Sales. Sales for the nine months ended September 30, 2009 decreased 2.1%, or $5.1 million, to $241.9 million from $247.0 million for the nine months ended September 30, 2008. This decrease in sales, which was partially mitigated by organic growth and sales generated from acquisitions, was principally due to changes in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the British pound and Canadian dollar, negatively impacted sales by $7.4 million and $6.0 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso negatively impacted sales by $0.5 million on a combined basis. These decreases were partially offset by sales generated from the acquisitions of Backwell in Canada on May 2, 2008 and Marietta in the United States on December 31, 2008. These acquisitions contributed incremental sales of $0.5 million and $6.5 million, respectively, for the nine months ended September 30, 2009.

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $3.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to organic growth driven by the success of sales for “store brands.” We believe the growth in our store brands sales is a result of a shift by consumers in response to the challenging economic environment, as well our investment to expand our store brand business in recent years. The increase in sales in the United States was despite a $2.3 million decrease in sales to our customers in the tobacco industry customers for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada increased approximately $0.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to organic growth. This increase in sales in Canada occurred despite a $0.8 million decrease in sales to our tobacco industry customers due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $1.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease was primarily due to the overall economic downturn in the United Kingdom.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2009 decreased 5.6%, or $9.1 million, to $153.6 million from $162.7 million for the nine months ended September 30, 2008. The decrease in cost of goods sold was due to the strengthening of the United States dollar as compared to the British pound and Canadian dollar, which reduced cost of goods sold by $5.6 million and $4.1 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by $0.4 million on a combined basis. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from the Marietta and Backwell acquisitions. The acquisitions of Backwell and Marietta added incremental costs of goods sold of $4.1 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Cost of goods sold expressed as a percentage of sales decreased to 63.5% for the nine months ended September 30, 2009 from 65.9% for the nine months ended September 30, 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as sales in the United States operations representing a higher percentage of total company sales for the nine months ended September 30, 2009 than for the nine months ended September 30, 2008. Our operations in the United States have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2009 increased 3.8%, or $1.4 million, to $38.1 million from $36.7 million for the nine months ended September 30, 2008. This increase was primarily due to the combination of expenses associated with acquisitions, increased severance costs and expenses associated with driving organic growth in the United States, partially offset by the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar. The acquisitions of Backwell and Marietta added incremental selling, general and administrative expenses of $1.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Severance costs were $0.6 million higher for the nine months ended September 30, 2009 than the nine months ended September 30, 2008 due to headcount reductions in the United Kingdom. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $1.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses driving the organic sales growth (excluding tobacco related business) in the United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2009 decreased 16.8%, or $3.6 million, to $17.6 million from $21.2 million for the nine months ended September 30, 2008. Depreciation and amortization expenses decreased $2.5 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to the accelerated amortization in 2008 for certain production software. In addition, the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar resulted in a decrease of $0.8 million of depreciation and amortization expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases in depreciation and amortization expenses were partially offset by $0.4 million in incremental depreciation and amortization expenses associated with the previously discussed acquisitions. The residual decrease in depreciation and amortization expenses is due to several assets being fully depreciated in 2008 as the result of being classified with a 3-year useful life when the Company acquired Southern Graphic Systems, Inc. on December 30, 2005.

Interest Expense. Interest expense for the nine months ended September 30, 2009 decreased 18.8%, or $5.2 million, to $22.3 million from $27.5 million for the nine months ended September 30, 2008. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the nine months ended September 30, 2009 than for the nine months ended September 30, 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 3.9% and 6.5% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $2.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. In addition, the acquisition in February 2009 of $25.5 million in principal of the Notes and the optional principal repayment of $8.2 million on the senior term loan facility in September 2008 resulted in a combined reduction in interest expense of $2.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. These decreases in interest expense were partially offset by an increase of $0.5 million in the nine months ended September 30, 2009 of deferred financing costs that were written off due to the extinguishment of $25.5 million in principal of the Notes. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment is due to the acquisition of $25.5 million in principal of the Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated by $2.0 million to $0.9 million of expense for the nine months ended September 30, 2009 from $1.0 million of income for the nine months ended September 30, 2008. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange, net of interest income. The fluctuation in other expense (income), net from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to less favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the nine months ended September 30, 2009 than compared to the nine months ended September 30, 2008. In addition, interest income decreased $0.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of management’s decision to maintain a lower level of cash for operations, as well as lower interest rates during the nine months ended September 30, 2009 than for the nine months ended September 30, 2008.

Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2009 was 41.0%, compared to 110.6% for the nine months ended September 30, 2008. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for the nine months ended September 30, 2008 than for the nine months ended September 30, 2009. This larger impact in the nine months ended September 30, 2008 than the nine months ended September 30, 2009 is due to the income before income taxes for the nine months ended September 30, 2008 being closer to zero than the income before income taxes for the nine months ended September 30, 2009. In addition, the effective tax rate was unusually high for the nine months ended September 30, 2008 because the amount of items not fully deductible for income tax purposes for the nine months ended September 30, 2008 was larger than the income before income taxes.

Liquidity and Capital Resources

At September 30, 2009, we had $6.4 million in cash and cash equivalents and $49.5 million in working capital compared with $10.8 million in cash and cash equivalents and $46.7 million in working capital at December 31, 2008. The $4.4 million decrease in cash is primarily due to management’s decision to reduce debt levels and maintain a lower level of cash for operations. Specifically, the decrease in cash is due to the payment of $15.0 million to acquire an aggregate amount of $25.5 million in principal of the Notes, the optional principal repayment of $6.0 million on our senior term loan, the payment of $3.6 million in cash related to acquisitions and $6.0 million in capital expenditures made during the nine months ended September 30, 2009. These payments are partially offset by $25.3 million of cash generated from operations and $1.1 million in net borrowings on our revolving credit facility during the nine months ended September 30, 2009. The $2.8 million increase in working capital is primarily due to an $8.6 million increase in accounts receivable, a $3.5 million decrease in accounts payable, and a $2.1 million increase in the current deferred tax asset. These increases in working capital were partially offset by a $5.4 million increase in accrued interest, a $4.4 million decrease in cash, and a $1.2 million decrease in other current liabilities.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) and CIT Lending Services (“CIT”) have lending commitments of $8.9 million (or 25.5%) and $2.7 million (or 7.7%), respectively, of the total $35 million available under the Revolver. We have concluded that Lehman is unable or unwilling to fund its portion of loans under the Revolver and that, as a result, the amount actually available under the Revolver is $26.1 million. In November 2009, CIT Group Inc. filed for a plan of reorganization under Chapter 11 of the United States Bankruptcy Code. We are currently not able to determine if CIT is able or willing to fund its portion of loans under the Revolver. If CIT is not able or willing to fund its portion of loans under the Revolver, the amount actually available under the Revolver would be reduced to $23.4 million. We expect that cash generated from operating activities and availability under the Revolver, which is included in our senior secured credit facility, will be our principal sources of liquidity. At September 30, 2009, there were $1.1 million of borrowings outstanding under the Revolver and $25.0 million of remaining borrowing availability. On October 6, 2009, we paid $1.1 million on the Revolver to reduce our outstanding borrowings on the Revolver to zero. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at September 30, 2009 was $317.5 million. In 2011, our debt service requirements will substantially increase as a result of the maturity on December 30, 2011 of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to their maturity. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of September 30, 2009, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2009:

	Required		Actual
Maximum leverage ratio		5.25	4.58
Minimum interest coverage ratio		1.80	2.39
Maximum annual capital expenditures	not to exceed $	15.0 million	$6.0 million

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

Cash flows

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Cash flows from operating activities. Net cash provided by operating activities was $25.3 million for the nine months ended September 30, 2009 as compared to $24.1 million for the nine months ended September 30, 2008. The primary reason for this increase is the $5.1 million reduction in cash paid for interest to $15.3 million for the nine months ended September 30, 2009 from $20.4 million for the nine months ended September 30, 2008. This increase in cash provided by operating activities was partially offset by the combined impact from the timing of cash collections of receivables and payments of liabilities.

Cash flows from investing activities. Net cash used for investing activities was $9.6 million for the nine months ended September 30, 2009 as compared to $32.9 million for the nine months ended September 30, 2008. The decrease in cash used for investing activities is primarily due to a reduction of $20.3 million in acquisition-related cash payments and a reduction of $3.5 million in capital expenditures for in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Cash flows from financing activities. Net cash used in financing activities was $20.7 million for the nine months ended September 30, 2009 as compared to cash used by financing activities of $10.2 million for the nine months ended September 30, 2008. The primary reason for this fluctuation was the payment of $15.0 million to acquire $25.5 million of Notes, partially offset by a $3.2 million reduction in combined principal repayments on the senior term and acquisition loan facilities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Contractual Obligations

At September 30, 2009, there were no material changes in our December 31, 2008 contractual obligations, except for the reductions in principal payments on debt and interest payments on debt due to the extinguishment of $25.5 million in principal of the Notes and the optional repayment of $6.0 million on the senior term loan.

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

At September 30, 2009, there were no material changes in our December 31, 2008 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, which excluded an assessment of internal control of the Marietta acquired operations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, at the reasonable assurance level.

The Company completed its Marietta acquisition effective December 31, 2008. As permitted by the SEC, management’s assessment as of September 30, 2009 did not include the internal controls of Marietta, which is included in the Company’s condensed consolidated financial statements as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its US and Canadian locations. This implementation will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate the Marietta acquisition into corporate processes. No potential internal control changes due to the Marietta acquisition would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Marietta acquisition is expected to be fully integrated into corporate processes by year-end.

There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Third Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: November 9, 2009	By:	/S/ HENRY R. BAUGHMAN
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2009	By:	/S/ JAMES M. DAHMUS
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)