Form 10-K
period 2009-12-31
SGS International, Inc.
filed 2010-03-22
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

As of March 12, 2010 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

(continued)

EXHIBIT 21.1 SUBSIDIARIES OF SGS INTERNATIONAL, INC.

EXHIBIT 24.1 POWERS OF ATTORNEY

EXHIBIT 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

This Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Report on Form 10-K and include statements regarding our intent, belief or current expectations that relate to, among other things, trends affecting our financial condition or results of operations and our business and strategies. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. Forward-looking statements speak only as of the date the statement is made. Readers are cautioned that these forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of many important factors. Many of these important factors cannot be predicted or quantified and are outside of our control, including competitive factors, industry trends, changes in government regulation, the cost of and our ability to integrate new acquisitions, and our ability to introduce new services, execute our business plan, retain existing customers and acquire new customers. The accompanying information contained in this Report on Form 10-K, including, without limitation, the information set forth below under Item 1 regarding the description of our business and under Item 7 concerning “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” identifies additional important factors that could cause these differences. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in this Report on Form 10-K will not be realized. All subsequent written and oral forward-looking statements attributable to us or persons acting for or on our behalf are expressly qualified in their entirety by this section.

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

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, L.P. (now known as “Court Square Capital Partners, L.P.”) in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single-facility gravure operation in Louisville, Kentucky. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. In November 2005, SGS acquired MCG Graphics Limited (“MCG”), a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from its then parent, Alcoa Inc., on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a new senior secured credit facility. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm in the U.S. with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. In January 2008, the Company acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. In May of 2008, the Company acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”). Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario. In December of 2008, the Company acquired the assets of Focus Imaging Group LLC, a U.S. based packaging graphics firm with an emphasis on design and reprographics for corrugated materials.

INDUSTRY OVERVIEW

End markets served

We operate in the graphic services industry, which is estimated to be a $32.0 billion global industry. Within this industry, we compete principally in the value-added packaging market, providing services to consumer products companies and to the converters and printers who serve them. We estimate that the North American market for graphic services for consumer packaging products is approximately $2.0 billion and the global market for these services is approximately $6.6 billion. We focus on a variety of end markets, with food and beverage representing a large portion of our business. Other key end markets include tobacco, personal care, household products, pet food and pharmaceutical. We estimate that the remainder of the global market in the graphic services industry is comprised of the $10.0 billion advertising and promotion market, where we participate on a limited basis, and the $15.4 billion “other” market which includes catalogs, newspapers and magazines, where we do not participate.

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

PRINTING MARKETS SERVED

Flexography

Flexography uses an image carrier (plate) made of rubber, plastic or any other flexible material. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We are a leading flexographic plate producer in North America with 16 state-of-the-art flexographic imaging facilities (13 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

We estimate the North American flexography market at approximately $1.2 billion. We believe this market is growing at approximately 2% annually, a higher rate of growth than we estimate for the gravure and lithography markets. Flexographic printers continue to add flexographic printing capacity to handle the growth. Flexographic plates can be manufactured faster and more inexpensively than gravure cylinders, and allow for faster problem resolution and change-outs in the printing process. The quality and speed of flexographic printing has continued to improve over the years, allowing it to become a cost-effective alternative to the gravure process in many situations.

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

Globalization. We believe that over the last several years a number of multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. In 2005, we expanded outside North America with the acquisition of MCG, adding facilities in Hull, Cumbria and London, England, and significantly expanding our ability to serve our multinational customers. In 2006, we continued our expansion outside North America with the acquisition of The Box Room Limited in the United Kingdom and the acquisition of a business supplying photographic and digital images for the packaging printing industry in the Netherlands. During 2007, we increased our presence in Europe and expanded into Asia with our acquisition of McGurk. McGurk is a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong. These acquisitions significantly enhance our ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See Item 1A “Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

Technological advances. New technologies have increased the array of value-added services that graphic services companies are able to offer their customers. By providing technology solutions, such as automated workflow and digital asset management, we have been able to both increase ancillary revenue and strengthen our customer relationships. We also deploy state-of-the-art laser imaging and workflow technologies at our gravure locations. We believe that by integrating new technology with our customers and standardizing and automating the process related to their prepress services, we are able to reduce costs and lower the time that it takes them to deliver their products to the marketplace.

Offshoring. Many companies have implemented offshoring initiatives as a method of cost containment. In our industry, companies are able to efficiently transfer prepress graphics and related services to countries with lower labor costs due to the large amounts of reliable and affordable communication infrastructure available worldwide. We believe that our operations in Hong Kong, the Philippines and Mexico enhance our ability to control costs through offshoring.

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

We believe we are able to take advantage of these industry trends due to our strengths in the following areas:

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 31 locations in North America that are within close proximity to our customers’ plants. In addition, we also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the European market through our 2005 acquisition of MCG and continued to expand there through acquisitions in 2006 and 2007. We now have six locations in Europe. In 2007, we entered the Asia market through our acquisition of McGurk, including their Hong Kong operations. In 2009, we continued to expand our capabilities in Asia through the establishment of a branch office in the Philippines. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies, as well as the printers and converters that serve them. We have greater than 30-year relationships on average with our top ten customers. Our top ten customers accounted for approximately 35% of our revenues in fiscal 2009. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer. Additionally, we believe we can leverage our broad geographic footprint and relationships with global customers to further expand the services and offerings to blue chip customers around the world.

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

Design-to-print service provider

We offer a full spectrum of innovative digital solutions to our customers, including brand development, creative design, prepress, image carriers and print support. We also offer our customers enterprise solutions including workflow management and digital asset management. Our services support the three main printing processes, which are flexography, gravure and lithography.

We believe our customers value our broad service offerings and will increasingly rely on us to provide more of their graphic services needs.

Stable, large-scale competitor

We believe we are one of a small number of graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2009 personnel cost represented approximately 52% of our total costs and expenses and we believe we would be able to quickly react to a reduction in the demand for our services.

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

Focus on reducing debt obligations

Since the beginning of 2006, we have generated more than $20.0 million in cash from operations each year and have utilized a significant portion of this cash for acquisitions. However, our current strategy for the use of cash provided by operations is to reduce our outstanding debt as demonstrated by our reduction of $36.8 million in debt during 2009. We will consider pursuing particularly attractive acquisition opportunities, but acquisitions will be secondary to our focus on reducing debt obligations.

Leverage international presence

We believe many of our customers are finding value in brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. We acquired UK-based MCG in 2005, acquired UK-based The Box Room Limited in 2006, acquired a business supplying photographic and digital images for the packaging printing industry in the Netherlands in 2006, and acquired McGurk, a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England and Hong Kong in 2007, with the intention of further strengthening our relationship with several of our top customers and servicing them on a global level.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since 2005, we have completed 10 acquisitions.

The following table summarizes our acquisitions from 2005 through December 2009:

Acquisition	Year of acquisition	Key capabilities
L’Image Creo	2005	Graphics/Flexo
MCG	2005	Graphics/Flexo
The Box Room Limited	2006	Graphics
Lukkein Packaging Department	2006	Graphics
Synnoflex	2006	Graphics/Flexo
C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo
Tri-Ad	2008	Graphics / Flexo
Backwell	2008	Graphics
Focus Imaging Group LLC	2008	Graphics / Flexo

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve a significant number of customers with no one customer accounting for more than 6% of fiscal 2009 revenue. Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2009. Over the course of our more than 60-year history, we have established close and stable relationships with our customers. On average, we have enjoyed relationships lasting longer than 30 years with our top ten customers.

While consumer products companies have continued to outsource their graphics services needs, they are increasingly focused on consolidation of their supplier base. They often single-source their graphics work with respect to a particular product line to assure brand consistency and quality, improve speed-to-market and procure a full range of services. This supplier consolidation trend in recent years continues to play a significant role in shaping the graphics services industry and has created further market opportunities for full-service industry leaders, such as us, to expand our services and customer base and gain market share. Consistent with the supplier consolidation and single sourcing trends, consumer products companies are increasingly moving towards doing business with their graphic service providers under long-term supply contracts. Historically, this business has been done on a purchase order basis, with services purchased for discrete projects on an as needed basis. For an industry leader such as us, the move towards written contracts covering ongoing business and multiple projects over a number of years further strengthens our already consistent and stable business relationships and improves predictability. Roughly half of our revenue currently is generated under long-term contracts with our customers. These contracts typically provide that we are the sole supplier of services related to a product for an initial three to five year period. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days’ notice and do not provide that our customers have to purchase a minimum amount of our services.

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

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2009, material and supply costs represented approximately 17% of our cost of goods sold.

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

EMPLOYEES

As of December 31, 2009, we had 1,971 employees, 1,158 of whom are located at United States operating facilities, 106 of whom are United States corporate employees, 332 of whom are located in Canada, and 23 of whom are located in Mexico. We have an additional 287 employees in the UK, 11 employees in the Netherlands, 44 employees in Hong Kong, and 10 employees in the Philippines. All of our employees in the United States, Canada, Mexico, the Netherlands, Hong Kong and the Philippines are non-union. A number of our employees in the UK are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at our facilities.

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

As of December 31, 2009, our total consolidated indebtedness was $308.9 million and we had $26.1 million of additional borrowings available under our revolving credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

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

We compete with other providers of graphic related services. The market for such services is highly fragmented, with several national and many regional participants. We face, and will continue to face, competition in our business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than we do. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services. Furthermore, international companies that have lower production costs than we do could enter our markets.

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

Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2009. In fiscal 2009, no one customer accounted for more than 6% of our total revenues. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contracts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay operations and adversely affect our sales. In fiscal 2009, materials and supplies costs accounted for approximately 17% of our cost of goods sold.

We may be unable to effectively integrate acquired businesses.

Since the beginning of 2005, we have completed 10 graphic services acquisitions and we will consider pursuing attractive acquisition opportunities in the future. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to effectively integrate acquired businesses into our existing business.

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

We currently have operations in the United States, Mexico, Canada, the United Kingdom, the Netherlands, Hong Kong and the Philippines. For the year ended December 31, 2009, total sales from operations outside the United States were approximately $92 million (excluding intercompany sales), which represented approximately 29% of our consolidated net sales. As a result of our foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the table under Results of Operations in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” summarizing the concentrations of sales, net income, and long-lived assets by major geographic region.

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

We believe our ability to develop and exploit emerging technologies has contributed to our success and has demonstrated to our customers the value of using our services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. We believe our success also has depended in part on our ability to adapt our business as technology advances in our industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to customers. Accordingly, our ability to grow will depend upon our ability to keep pace with technological advances and industry evolutions on a continuing basis and to integrate available technologies and provide additional services commensurate with customer needs in a commercially appropriate manner. Our business may be adversely affected if we are unable to keep pace with relevant technological industry changes or if the technologies that we adopt or services we promote do not receive widespread market acceptance.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $1.1 million. Any borrowings under our senior secured revolving credit facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 39 operating facilities located across the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong and the Philippines. Virtually all of these operating facilities provide prepress graphics services; 18 of them engrave flexographic plates; and nine of them engrave gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable.

We also operate on-site at numerous consumer products company locations and several printer locations. On-site services typically involve packaging graphics services and project management work. We also operate at several facility-managed locations. This work typically involves engraving of flexographic plates at printers. We have expanded our on-site and facility-managed presence to strengthen customer relationships, improve cost efficiencies, and increase speed and accuracy of the end-services. Image quality, consistency and response times are becoming increasingly important to our customers and on-site and facility-managed locations help us to better serve our customers’ needs.

As of March 12, 2010, excluding our headquarters in Louisville, we have 39 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Atlanta, GA (Gravure)		X
Atlanta, GA (Flexo)		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Marietta, GA		X
Milwaukee, WI		X
Minneapolis, MN		X
Philadelphia, PA		X
Ramsey, NJ		X
Reidsville, NC		X

Location	Owned	Leased
Richmond, VA (Creative)		X
Richmond, VA (Prepress, Flexo, Gravure)		X
St. Louis, MO		X
West Monroe, LA	X
Winston-Salem, NC		X
Canada
London, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal, Quebec (Flexo)		X
Montreal, Quebec (Design)		X
Toronto, Ontario (Prepress)		X
Toronto, Ontario (Design Studio)		X
Toronto, Ontario (Evolution Design)		X
Mexico
Mexico City		X
United Kingdom
Cumbria		X
Hull		X
Hull (Priory Park)		X
London (Thames)		X
London (Design Studio)		X
Tamworth		X
The Philippines
Manila		X
China
Hong Kong		X

Item 3.	Legal Proceedings

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PUBLIC TRADING MARKET

There is no established public trading market for the Registrant’s Common Stock.

As of March 12, 2010, there was one holder of record of the Registrant’s Common Stock.

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

The Registrant had no sales of unregistered securities in 2009.

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

The following table presents selected consolidated / combined financial information and other data for the periods indicated. The historical statement of operations data and statement of cash flows data for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, and the balance sheet data for December 31, 2009 and December 31, 2008 are derived from our audited consolidated financial statements of the Successor, included elsewhere in this Form 10-K. The historical statement of operations data and statement of cash flows data for the year ended December 31, 2006 and the one-day ended December 31, 2005, and the balance sheet data for December 31, 2007, December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements of the Successor not contained in this Form 10-K. The historical statement of operations data and statement of cash flows data for the period ended December 30, 2005 are derived from other audited combined financial statements of the Predecessor not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Successor					Predecessor
	Year ended	Year ended	Year ended	Year ended	One-Day ended	Period ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 30,
	2009 (1)	2008 (1)	2007 (1)	2006 (1)	2005 (1)	2005 (1)

	(dollars in millions)
Statement of Operations Data:
Sales	$323.5	$323.5	$308.8	$276.3	$-	$260.3
Costs of goods sold (exclusive of depreciation)	202.9	212.3	205.1	180.5	-	170.9
Selling, general and administrative expenses	51.0	49.6	46.6	37.9	-	32.6
Depreciation and amortization	23.6	28.6	23.7	20.1	-	16.4
Income from operations (2)	46.0	33.0	33.4	37.8	-	40.4
Income from (loss on) continuing operations	14.1	(1.4)	(2.8)	1.2	-	19.8
Net income (loss)	14.1	(1.4)	(2.1)	0.9	-	19.8
Balance Sheet Data:
Total assets	483.7	476.1	530.2	469.5	461.5	N/A

Total debt	308.9	345.7	363.1	322.0	320.4	N/A
Stockholder’s equity	118.5	89.5	119.2	110.3	106.9	N/A
Statement of Cash Flows Data:
Net cash provided by operations	41.8	27.3	23.8	20.2	0.9	14.6
Net cash (used in) provided by financing activities	(30.0)	(10.3)	36.4	(0.5)	414.5	17.4
Net cash used for investing activities	(12.8)	(38.9)	(39.7)	(11.0)	(412.5)	(28.8)
Other Financial Data:
Capital expenditures	8.9	12.7	11.1	8.7	-	13.9
Business acquisitions, net of cash acquired	3.9	27.0	29.3	4.4	412.5	15.4

1	The selected financial data was impacted by acquisitions. See Item 1 “Business” for a detailed listing of acquisitions occurring during the period from 2005 to 2009. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the financial impact of these acquisitions.

2	Income from operations for the year ended December 31, 2009 includes a $10.5 million gain on debt extinguishment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009, we continued our focus on debt reduction in order to strengthen our balance sheet and reduce our interest expense. In February 2009, we acquired an aggregate principal amount of $25.5 million of our 12% senior subordinated notes (“Notes”) for a cash purchase price of $15.0 million. We also reduced our outstanding debt by making optional principal repayments on our senior term loan of $6.0 million and $8.1 million during September 2009 and December 2009, respectively. These optional principal repayments were in addition to scheduled repayments during the year on our capital leases and scheduled principal repayments on our acquisition facility of $0.6 million and $0.4 million, respectively. During 2010, we plan to continue utilizing our excess cash generated from operations to make additional optional principal repayments of between $28.0 million and $35.0 million on our senior term loan. Our debt reduction strategy, combined with lower interest rates, generated savings of $6.9 million in interest expense for 2009 compared to 2008.

During 2009, we paid $3.7 million and $0.2 million in deferred purchase price payments for acquisitions closed in 2008 and 2006, respectively. During 2009, we also paid an additional $2.0 million in deferred consideration payments for an acquisition completed in 2007. As of December 31, 2009, we have approximately $1.7 million remaining to be paid for previously completed acquisitions. The declining level of remaining deferred purchase price payment obligations related to previous acquisitions enables us to further utilize our future cash flows to fund our debt reduction initiative.

Net sales for 2009 were $323.5 million, which was flat with the level of 2008 sales at $323.5 million. While sales remained flat, foreign currency fluctuations negatively impacted sales by $13.1 million. This reduction was due to a stronger United States dollar during 2009 than 2008 relative to the British pound, Canadian dollar, euro, and Mexican peso. These foreign currency fluctuations negatively impacted sales by $7.7 million, $5.0 million, and $0.4 million for our operations in the United Kingdom, Canada, and other foreign jurisdictions, respectively. Excluding the negative impact from foreign currency fluctuations, sales increased by $13.1 million primarily due to the impact of additional sales from acquisitions.

We acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (together with Backwell Design Inc. “Backwell”) in May 2008. We also acquired a provider of packaging and retail graphics located in Marietta, Georgia on December 31, 2008 (the “Marietta acquisition” or “Marietta”). These acquisitions generated incremental sales of $8.8 million during 2009. We do not plan on making any additional acquisitions during 2010.

After excluding the impact from foreign currency fluctuations and acquisitions, sales increased $4.3 million for 2009 compared to 2008 due to a combination of factors, including organic growth in the United States and Canada. Contributing to this organic growth has been the success of sales for “store brands,” particularly in the United States. We believe this growth is due to our investment to expand our store brand business in recent years. The positive impact from organic growth was partially offset by a reduction of $3.5 million in sales to our tobacco industry customers for 2009 compared to 2008 due to the consolidation of brands within tobacco companies and changes in labeling requirements from the United States and Canadian governments. Sales to our customers in the tobacco industry represented less than 5% of our sales for 2009.

We have previously reported that price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. To date we have attempted to mitigate the negative impact of price concessions on our sales by putting in place effective cost control measures, among other things. As part of our strategy to combat continuing downward pressure on our pricing, we are seeking business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to realize profitable organic growth. Consistent with that strategy, we raised prices on our non-contractual work.

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 62.7% for 2009, compared to 65.6% for 2008. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as the effective control of material and overhead costs. We will continue to analyze whether additional plant consolidations will be beneficial in the future.

During 2009, our operations generated cash flow of $41.8 million, a 53% increase over the prior year. The majority of this cash was used to strengthen our balance sheet through principal repayments on our long-term debt obligations. We expect that our ability to generate cash from operations will position us to achieve our financial goals in 2010.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Net sales	$323,457	$323,518	$(61)	0.0%
Cost of goods sold (exclusive of depreciation)	202,850	212,295	(9,445)	-4.4%
Selling, general, and administrative expenses	51,026	49,599	1,427	2.9%
Depreciation and amortization	23,562	28,659	(5,097)	-17.8%

Income from operations	46,019	32,965	13,054	39.6%

Interest expense	29,917	36,545	(6,628)	-18.1%
Gain on debt extinguishment	(10,500)	-	(10,500)	nm
Other expense (income), net	1,753	(2,149)	3,902	nm

Income from (loss on) continuing operations before income taxes	24,849	(1,431)	26,280	nm
Provision for income taxes	10,749	15	10,734	nm

Net income (loss)	$14,100	$(1,446)	15,546	nm

nm - Percentage change is not meaningful

The following table summarizes the concentrations of sales by major geographic region (dollars in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
United States	$233,251	$223,330	$221,426
Canada	55,540	57,795	42,582
United Kingdom	35,006	43,966	44,576
Other geographic locations	7,757	9,737	6,423
Eliminations	(8,097)	(11,310)	(6,198)

Total	$323,457	$323,518	$308,809

Year ended December 31, 2009 compared to the year ended December 31, 2008

Sales. Sales remained flat at $323.5 million for fiscal 2009 compared to the same amount for fiscal 2008. Sales were negatively impacted by fluctuations in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the British pound and Canadian dollar, negatively impacted sales by $7.7 million and $5.0 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso negatively impacted sales by $0.4 million on a combined basis. These decreases were partially offset by sales generated from the acquisitions of Backwell in Canada on May 2, 2008 and Marietta in the United States on December 31, 2008. These acquisitions contributed incremental sales of $0.5 million and $8.3 million, respectively, for fiscal 2009.

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $2.1 million for fiscal 2009 compared to fiscal 2008 primarily due to organic growth driven by the success of sales for “store brands.” We believe the growth in our store brands sales is a result of a shift by consumers in response to the challenging economic environment, as well our investment to expand our store brand business in recent years. The increase in sales in the United States was despite a $3.0 million decrease in sales to our customers in the tobacco industry for fiscal 2009 compared to fiscal 2008 due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada increased approximately $3.8 million for fiscal 2009 compared to fiscal 2008 due to organic growth both from sales to new customers and increased sales to existing customers. This increase in sales in Canada occurred despite a $0.5 million decrease in sales to our tobacco industry customers due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $0.8 million for fiscal 2009 compared to the fiscal 2008. This decrease was primarily due to the overall economic downturn in the United Kingdom. The remaining decrease in sales of $0.8 million is spread across other geographical regions and is primarily due to management’s decision to provide services to certain customers from either the United States or United Kingdom.

Cost of Goods Sold. Cost of goods sold for fiscal 2009 decreased 4.4%, or $9.4 million, to $202.9 million from $212.3 million for fiscal 2008. The decrease in cost of goods sold was due to the strengthening of the United States dollar as compared to the British pound and Canadian dollar, which reduced cost of goods sold by $5.8 million and $3.5 million, respectively. The strengthening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by $0.4 million on a combined basis. This decrease in cost of goods sold was partially offset by the additional costs of goods sold from the Marietta and Backwell acquisitions. The acquisitions of Backwell and Marietta added incremental costs of goods sold of $5.8 million in fiscal 2009 compared to fiscal 2008.

Cost of goods sold expressed as a percentage of sales decreased to 62.7% for fiscal 2009 from 65.6% for fiscal 2008. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the consolidation of certain operations during 2008 in North America and Europe, as well as the effective control of material and overhead costs. In addition, the cost of goods sold percentage declined due to the geographic mix of sales, with sales from the United States operations representing a higher percentage of total company sales in fiscal 2009 than fiscal 2008. Our operations in the United States have a lower cost of goods sold percentage than our operations in Canada and the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2009 increased 2.9%, or $1.4 million, to $51.0 million from $49.6 million for fiscal 2008. This increase was primarily due to the combination of expenses associated with acquisitions, and expenses associated with driving organic growth in the United States and Canada, partially offset by the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar. The acquisitions of Backwell and Marietta added incremental selling, general and administrative expenses of $1.2 million for fiscal 2009 compared to fiscal 2008. The impact of foreign currency fluctuations resulted in a decrease of selling, general and administrative expenses of $1.6 million for fiscal 2009 compared to fiscal 2008. The remaining increase in selling, general and administrative expenses is primarily due to the incremental expenses driving the organic sales growth (excluding tobacco related business) in the United States and Canada.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2009 decreased 17.8%, or $5.1 million, to $23.6 million from $28.7 million for fiscal 2008. Depreciation and amortization expense decreased $3.5 million due to the accelerated amortization in 2008 for certain production software. In addition, the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar resulted in a decrease of $0.7 million of depreciation and amortization expenses for fiscal 2009 compared to fiscal 2008. These decreases were partially offset by $0.5 million in incremental depreciation and amortization expenses associated with the previously discussed acquisitions. The residual decrease in depreciation and amortization expenses is due to several assets being fully depreciated in 2008 as the result of being classified with a 3-year useful life when the Company acquired Southern Graphic Systems, Inc. on December 30, 2005.

Interest Expense. Interest expense for fiscal 2009 decreased 18.1%, or $6.6 million, to $29.9 million for fiscal 2009 from $36.5 million for fiscal 2008. This decrease is primarily due to lower interest rates on the senior secured term loan during fiscal 2009 than fiscal 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 3.7% during fiscal 2009 compared to 6.5% during fiscal 2008. This decline in interest rates resulted in a reduction of interest expense of $4.1 million for fiscal 2009 compared to fiscal 2008. In addition, the acquisition in February 2009 of $25.5 million in principal of the Company’s 12% senior subordinated notes combined with the optional principal repayments on the senior term loan facility of $8.2 million in September 2008 and $6.0 million in September 2009 resulted in a combined reduction in interest expense of $2.8 million for fiscal 2009 compared to fiscal 2008. Partially offsetting the impact of these items was a $1.1 million increase in the amortization of deferred financing fees, which increased to $3.0 million in fiscal 2009 compared to $1.9 million in fiscal 2008. The increase in the amortization of deferred financing fees is primarily due to the impact from accelerating the amortization for the extinguishment of $25.5 million in principal of the Company’s 12% senior subordinated notes and the prepayment of principal on the senior term loan. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment is due to the acquisition of $25.5 million in principal of the 12% senior subordinated notes.

Other Expense (Income), net. Other expenses (income), net fluctuated by $3.9 million to $1.8 million of expense for fiscal 2009 from $2.1 million of income for fiscal 2008. Other expense, net, primarily consists of recognized gains and losses on foreign exchange, net of interest income. Recognized losses on foreign exchange were $1.7 million in fiscal 2009 compared to recognized gains of $2.4 million in fiscal 2008.

Provision (Benefit) for Income Taxes. The effective tax rate for fiscal 2009 was 43.3% compared to negative 1.0%, for fiscal 2008. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a much larger impact on the effective tax rate for fiscal 2008 than for fiscal 2009. This larger impact in fiscal 2008 than fiscal 2009 is due to a loss before income taxes for fiscal 2008 of $1.4 million compared to income before income taxes of $24.8 million for fiscal 2009. Additionally, the provision for taxes on income in fiscal 2009 includes a provision accrual of $0.8 million for certain tax withholding on intercompany interest. Payment of the withholding tax may be avoided based on certain tax elections that are anticipated to be made before the withholding taxes would become due and payable.

Year ended December 31, 2008 compared to the year ended December 31, 2007

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2008	Year Ended December 31, 2007	$ Change	% Change
Net sales	$323,518	$308,809	$14,709	4.8%
Cost of goods sold (exclusive of depreciation)	212,295	205,132	7,163	3.5%
Selling, general, and administrative expenses	49,599	46,555	3,044	6.5%
Depreciation and amortization	28,659	23,689	4,970	21.0%

Income from operations	32,965	33,433	(468)	-1.4%

Interest expense	36,545	36,929	(384)	-1.0%
Other expense (income), net	(2,149)	497	(2,646)	nm

Loss on continuing operations before income taxes	(1,431)	(3,993)	2,562	nm
Provision (benefit) for income taxes	15	(1,182)	1,197	nm

Loss on continuing operations	(1,446)	(2,811)	1,365	nm

Income from discontinued operations	-	842	(842)	nm
Provision for income taxes on discontinued operations	-	170	(170)	nm

Net loss	$(1,446)	$(2,139)	693	nm

nm - Percentage change is not meaningful

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

Other Expense (Income), net. Other expenses (income), net fluctuated by $2.6 million to $2.1 million of income for fiscal 2008 from $0.5 million of expense for fiscal 2007. Other expense, net, primarily consists of recognized gains and losses on foreign exchange, net of interest income. Recognized gains on foreign exchange were $2.4 million in fiscal 2008 compared to recognized losses of $1.1 million in fiscal 2007. Interest income decreased to $0.4 million in fiscal 2008 from $0.7 million in fiscal 2007 due to lower interest rates and lower interest bearing balances during fiscal 2008 compared to fiscal 2007.

Provision (Benefit) for Income Taxes. The effective tax rate for fiscal 2008 was negative 1.0%, compared to 29.6% for fiscal 2007. The decrease in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a larger impact on the effective tax rate for fiscal 2008 than for fiscal 2007. This larger impact in fiscal 2008 than fiscal 2007 is due to both an increase in the amount of items not fully deductible combined with a decrease in the loss before income taxes for fiscal 2008 versus 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2009.

	Years ending December 31, (dollars in thousands)
	2010	2011	2012	2013	2014	2015 and after	Total
Contractual obligations:
Principal payments on debt	$388	$133,352	$0	$174,500	-	-	$308,240
Interest payments on debt [1]	24,801	24,790	20,940	20,068	-	-	90,599
Capital lease obligations	563	36	22	8	-	-	629
Operating lease obligations	6,815	5,869	4,236	2,446	2,149	8,216	29,731
Other long-term liabilities	1,882	384	240	-	-	-	2,506
Management advisory fee	500	500	500	500	500	500	3,000

Total contractual obligations	$34,949	$164,931	$25,938	$197,522	$2,649	$8,716	$434,705

1            The interest payments on debt include interest on $133.7 million of variable rate debt in the senior credit facility. Interest payments on the senior secured term loan and acquisition facility borrowings are based on LIBOR + 2.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rates in effect on December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had $10.7 million in cash and $51.8 million in working capital compared with $10.8 million in cash and $46.8 million in working capital at December 31, 2008. Cash at December 31, 2009 remained comparable with the December 31, 2008 level as the $30.0 million in principal repayments of long-term debt, $8.9 million in capital expenditures, and $3.9 million in net cash paid for acquisitions were essentially offset by the $41.8 million in cash provided by operations. The $5.0 million increase in working capital is primarily due to increases in accounts receivable and the current portion of deferred income taxes, as well as a reduction in accounts payable. The impacts from these items were partially offset by increases in accrued compensation, accrued taxes, and other current liabilities.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.92 million (or 25.49%) of the total $35 million available under the Revolver. As Lehman has been unable or unwilling to fund its portion of loans under the Revolver, the amount actually available under the Revolver is $26.08 million. The Revolver is available through December 30, 2010. We currently plan to obtain a new revolving credit facility during 2010 that will provide borrowing availability in the range of $10 million to $20 million. We expect that cash generated from operating activities will be our principal source of liquidity. Although we do not intend to use the Revolver during 2010, we may elect to use the Revolver on a short-term basis for liquidity purposes. Based on our current level of operations, we believe our cash flow from operations will be adequate to meet our liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2009 was $308.9 million. In 2011, our debt service requirements will substantially increase as a result of the December 30, 2011 maturity of the senior secured term loans and borrowings on the senior secured acquisition facility. We anticipate that we will refinance these borrowings prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2009 we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2009:

	Required		Actual
Maximum leverage ratio		5.25	4.18
Minimum interest coverage ratio		1.80	2.74
Maximum annual capital expenditures	not to exceed $	15.0 million	$8.9 million

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

Capital expenditures

Capital expenditures were $8.9 million for fiscal 2009. Capital expenditures for fiscal 2010 are expected to be between $10.0 million and $15.0 million. Capital expenditures are discretionary and generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements.

Income taxes

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. The Company continues to evaluate strategies to minimize its tax exposures in accordance with the Fifth Protocol provisions.

Cash flow

Year ended December 31, 2009 compared to the year ended December 31, 2008

Cash flows from operating activities. Net cash provided by operating activities was $41.8 million for fiscal 2009 as compared to $27.3 million for fiscal 2008. The primary reason for this increase was the increase in income from operations, which increased to $46.0 million for fiscal 2009 compared to $33.0 million for fiscal 2008. In addition, cash paid for interest decreased to $26.6 million for fiscal 2009 compared to $34.6 million for fiscal 2008. The impacts of these items were partially offset by increases in working capital during fiscal 2009.

Cash flows from investing activities. Net cash used in investing activities was $12.8 million for fiscal 2009 as compared to $38.9 million for fiscal 2008. The decrease in cash used in investing activities is due to a reduction in net cash used in business acquisitions. The net cash used decreased $23.1 million to $3.9 million for acquisitions for fiscal 2009 compared to $27.0 million for acquisitions in fiscal 2008. In addition, capital expenditures decreased $3.8 million to $8.9 million for fiscal 2009 compared to $12.7 million for fiscal 2008.

Cash flows from financing activities. Net cash used in financing activities was $30.0 million for fiscal 2009 as compared to $10.3 million for fiscal 2008. The primary reason for this increase was the Company’s increased focus on debt reduction during fiscal 2009. During fiscal 2009, the Company paid $15.0 million to extinguish an aggregate principal amount of $25.5 million of its 12% senior subordinated notes. In addition, the Company used $14.4 million of cash in fiscal 2009 to reduce the outstanding principal on the senior term loan and acquisition facility compared to $9.5 million in fiscal 2008.

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

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition – We recognize revenue in the period when the following requirements have all been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership, and risk of loss have been transferred to the customer, and (iv) collectability is reasonably assured. The majority of the Company’s service offerings result in the delivery of an electronic image file, an engraved gravure cylinder, or a flexographic printing plate after satisfaction of all the terms and conditions of the underlying arrangement. The Company recognizes revenue from the sale of such services when the deliverable is provided electronically or shipped and risk of loss has passed to the customer. For all other services that do not result in an electronic file or image carrier being delivered to the customer, revenues are recognized in the period the service is performed and accepted by the customer.

In circumstances where we derive revenue from arrangements involving multiple service offerings, total estimated revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon when the service is performed and accepted by the customer, the electronic file was provided, or the image carrier was shipped.

We recognize customer rebates as sales deductions, and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, we provide for estimated customer claims, which also are recorded as sales deductions and are accrued based on estimated claims. The amount of future claims can be reasonably estimated based on historical experience and specific notification of pending claims. Also, we record cash discounts as sales deductions. Cash discounts are recorded based on historical discounts given to customers.

We record an accrual at the end of each month for items that have shipped, but which have not yet been invoiced to the customer.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance by reviewing the accounts receivable from customers which are past due, as well as considering historical write-off experience and the creditworthiness of significant customers based on ongoing credit evaluations. In addition, we also maintain allowances for customer claims due to rejected services, billing errors, disputed amounts, etc., which result in credit memos charged to net sales. Management’s estimated allowances are based on historical experience and specific notification of pending claims. In our opinion, these allowances are adequately established and sufficient to cover future collection problems. However, should business conditions deteriorate and more customers have financial problems, these allowances may be increased, which would negatively impact our results of operations.

Work-in-process Inventory – Work-in-process inventories are recorded based on the estimated costs incurred for orders that have not satisfied the revenue recognition criteria. This estimate is based on an itemized listing of unbilled orders, completion percentage for these unbilled orders, an estimated amount to be billed based on historical experience and customer information, and gross profit margin. Although we believe the current estimated amount for work-in-process inventory is reasonable, variations between the estimated amount to be billed and the actual billings to the customer, variations between the estimate completion percentage and actual completion percentage, and variations in gross profit margin could materially affect the recorded work-in-process inventory and cost of goods sold, impacting financial condition and results of operations

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets - We have goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Customer relationships are amortized on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years.

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

Accrued Health and Welfare Benefits - We are partially self-insured for health and welfare benefits. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred, but not paid as of the balance sheet date. We estimate our liability for claims incurred by applying a lag factor to our historical claims experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although we believe the current estimated liabilities for health and welfare claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Income Tax Provision - Significant judgment is required in developing our income tax provision which is further complicated by the multiple taxing jurisdictions in which we operate. Results of Internal Revenue Service or other jurisdictional audits, statute closings on prior tax returns, and future tax law changes could have a material impact on our future tax liabilities and provisions, impacting financial condition and results of operations. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

Recently Issued and Adopted Accounting Standards

See Footnote A to the Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. A 10% strengthening in the Canadian dollar against the U.S. dollar would have decreased fiscal 2009 net income by $0.3 million. A 10% strengthening in the British pound against the U.S. dollar would have increased fiscal 2009 net income by $0.1 million. A 10% strengthening in any of the other currencies utilized by our subsidiaries, the Mexican peso, the euro, the Hong Kong dollar, and the Philippine peso against the U.S. dollar, would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $133.7 million of variable rate debt outstanding at December 31, 2009. A 1% increase in the average interest rate would increase future interest expense by $1.1 million annually. To the extent we incur additional debt under our senior secured revolving credit facility, our exposure to variable rate interest rates will increase.

Item 8.	Financial Statements and Supplementary Data

See Financial Statements following Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below that was identified in connection with the preparation of the financial statements for the year ended December 31, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the U.S. Securities and Exchange Commission (“SEC”), and accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management has concluded that our annual consolidated financial statements included in our Annual Report on this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“US GAAP”).

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the accounting for foreign income taxes due to inadequate review of deferred income tax balances of foreign operations in their functional currency. This material weakness resulted in a failure to detect an overstatement of income tax expense during the review of the income tax provision and required adjustments to deferred tax assets, liabilities and accumulated other comprehensive income accounts during the year ended December 31, 2009. The Company corrected this error prior to the issuance of its 2009 financial statements. Because of this material weakness in internal control over financial reporting, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria set forth by COSO.

Management’s Remediation Initiatives

To address the control weakness described above for 2009, we performed additional analysis and other procedures to ensure we have prepared the consolidated financial statements in accordance with US GAAP. To remediate these issues going forward, we will implement new processes to calculate our foreign tax provisions in functional currency and develop procedures for a detailed review of foreign deferred tax items prior to recording of the foreign tax provisions. We believe we will complete the required remedial actions for the material weakness in 2010.

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

Changes in internal control over financial reporting

During the quarter ended December 31, 2009, we changed the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to include the previously out of scope acquisition of the operations of Focus Imaging Group, LLC and Backwell Design Inc. and Gemini Graphic Imaging, Inc. within our evaluation of control effectiveness. However, as controls were in place for these operations prior to the fourth quarter of 2009, these changes have neither materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its U.S. and Canadian locations. This implementation will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate recent acquisitions into corporate processes. No potential internal control changes due to recent acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

Except as discussed above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors and our executive officers.

Name	Age*	Position
Henry R. Baughman	62	President, Chief Executive Officer and Director
Luca C. Naccarato	49	Executive Vice President; Chief Executive Officer of Southern Graphic Systems-Canada, Co.
James M. Dahmus	53	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Joseph M. Silvestri	47	Director
John P. Civantos	41	Director
Thomas L. Hammond	74	Director
Richard Leong	37	Director

*	As of March 31, 2010.

Henry R. Baughman has been employed by us since 1973. He became President and a director of Southern Graphic Systems, Inc. in 1999. Prior to becoming President he held various senior executive level positions with us. Mr. Baughman is a graduate of Rochester Institute of Technology. Mr. Baughman became President and Chief Executive Officer of SGS International, Inc. and one of our directors upon completion of the Acquisition in December 2005. As our President, Mr. Baughman leads our strategic planning, acquisition process, resource units and customer value determination system. Mr. Baughman’s qualifications as a director of our company include his employment with the company since 1973, his experience in senior executive level positions with us (including as President and Chief Executive Officer), his knowledge of the industry and markets in which we participate, and his service since

2005 as a director of SGS International, Inc.

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

James M. Dahmus has been employed with us since April 2006. He joined the Company as Chief Financial Officer and was promoted to Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary on May 31, 2007. He served as the Senior Vice President and Chief Financial Officer of Sunny Delight Beverages Co., an international consumer products company, from 2004 until April 2006. From 2003 until 2004, he was the CFO and Executive VP for ADVO®, the largest direct marketing company in the world with $1.2 billion in revenue. Prior to that, he served in a variety of business leadership roles at Convergys and Cincinnati Bell beginning in 1995, including President of Asia/Pacific, CFO of the Software Division, and Corporate Controller. Prior to that, he served for 15 years at Procter & Gamble, with 13 of those years in finance and two as a brand manager of Pringles®. He received his MBA from Northwestern University, and his BA from Penn State University.

Joseph M. Silvestri has been a Managing Partner at Court Square Capital Partners, a private equity firm, since July 2006, and became one of our directors in connection with our formation in November 2005. Mr. Silvestri previously was a Managing Partner of Citigroup Venture Capital (“CVC”), also a private equity firm, having joined CVC in 1990. Mr. Silvestri received his B.S. from Penn State University and his MBA from Columbia Business School. Mr. Silvestri has served as a director of MacDermid, Incorporated since 2000 and on the audit committee of that company’s board since 2007. He served as a director of Triumph Group from 1993 to 2005 and has served as a director of that company and a member of the board’s audit and compensation committees since 2008. Mr. Silvestri is also a director of Auto Europe Group and Newmarket, Inc. Mr. Silvestri’s qualifications as a director of our company include his experience in managing private equity investments in a variety of portfolio companies, his prior and current service as a director of a number of publicly and privately held companies, his knowledge of the markets and industry in which we participate and related markets and industries, and his service since 2005 as a director of SGS International, Inc.

John P. Civantos has been a Partner at Court Square Capital Partners, a private equity firm, since July 2006, and became one of our directors in connection with our formation in November 2005. Mr. Civantos previously was a Partner of CVC, having joined CVC in 2004 after serving for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to that, he was with Morgan Stanley & Co. Mr. Civantos has served as a director of MSX-IBS Holdings, Inc. since 2007 and on the compensation committee of that company’s board since 2008. Mr. Civantos has served as a director of Remy International, Inc. since 2004 and on that company’s board’s audit committee since 2005. Mr. Civantos’ qualifications as a director of our company include his experience in managing private equity investments in a variety of portfolio companies, his prior and current service as a director of a number of publicly and privately held companies, his knowledge of the markets and industry in which we participate and related markets and industries, and his service since 2005 as a director of SGS International, Inc.

Thomas L. Hammond became one of our directors in December 2005. He was our president from 1978 to 2002, and our Chief Executive Officer from 2000 until 2002, when he retired. He has a BS in mechanical engineering from Purdue University and a J.D. from the University of Louisville. Mr. Hammond’s qualifications as a director of our company include his prior employment with the company, his experience in senior executive level positions with us (including as President and Chief Executive Officer), his knowledge of the industry and markets in which we participate, and his service since 2005 as a director of SGS International, Inc.

Richard Leong became one of our directors in February 2006. Mr. Leong served as the Managing Director of Flexo Manufacturing Corporation, a Philippines-based maker of flexible packaging, from 2004 to June 2009 and served as that company’s Executive Vice President from 1996 to 2003. He is also the Chairman of Tigerpack Ltd. (Shanghai), a flexible packaging maker located in China. Mr. Leong became Managing Director of Lyon Capital Management Pte. Ltd., an asset management company based in Singapore, in October 2009. Mr Leong served as the Chief Investment Advisor to Lyon Capital Partners, a private investment fund until September 2009. Lyon Capital Mangement Pte. Ltd. provides investment advisory services to, and is affiliated with, Lyon Capital Partners and our shareholder Lyon Southern, Inc. Mr. Leong is also a director of Kirk Engineering Pty Ltd. Mr. Leong received his BS in Economics, with a concentration in Decision Sciences, from the Wharton School of the University of Pennsylvania. Mr. Leong’s qualifications as a director of our company include his experience as a an investment advisor, his experience in senior executive level positions with, and service as a director of, companies participating in the markets and industry in which we participate and related markets and industries, and his service since 2006 as a director of SGS International, Inc.

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

Compensation Discussion and Analysis

General Philosophy

The Compensation Committee has responsibility for establishing and monitoring our compensation philosophy. Executive officers shown in the Summary Compensation Table (each, an “Executive”) are compensated through a combination of base salary, bonus plan awards, equity-based awards and various other benefits that are designed to be competitive with the overall compensation paid to executives in comparable companies and to align the Executive’s interests with the long term interests of the Company’s shareholders. Base salaries and annual bonus awards are designed to reward performance. Our Compensation Committee annually reviews the base salaries and the performance targets for Executive bonus compensation. Executive bonus compensation is designed to be earned based on the achievement of Company-wide performance objectives and goals, personal performance, and the Executive’s demonstrated adherence to Company values.

Special 2009 Compensation Plan

The Company implemented a new compensation plan for the 2009 calendar year. The primary purpose of this plan was to encourage collaboration among departments, plants and regions within our organization. Additionally, this plan was designed to help improve overall production and quality while reducing waste and lowering our costs.

The plan was based on achievement of the Company’s 2009 business plan with respect to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee. The Compensation Committee believes that EBITDA, adjusted for certain expenses, is useful for assessing the Company’s operating performance, is an indicator of our ability to generate cash to pay interest and support debt, and allows us to compare our performance against companies within and across industries. The plan, which covered all salaried and hourly employees who were employed as of January 1, 2009 (including the Executives), had both a base salary and bonus compensation element.

Base Salary. The goals of the plan related to base salary were set as follows: (1) if the Company achieved at least 90% of its 2009 business plan, then all eligible employees would be awarded a 1% salary increase; (2) if the Company achieved 100% of its 2009 business plan, then all eligible employees would be awarded a 3% salary increase; and (3) if the Company achieved 110% or greater of its 2009 business plan, then all eligible employees would be awarded a 5% salary increase. The Company met 100% of its 2009 business plan; therefore, all eligible employees were awarded a 3% salary increase effective January 1, 2010.

Special Bonus. In addition to an increase in base salary, all eligible employees received a bonus award equal to 1.5% of their salary in July 2009 (based on the Company’s achievement of its goal for EBITDA (as adjusted for certain expenses) for the first six months of 2009 and an additional bonus award equal to 1.5% of their salary in January 2010 (based on the Company’s achievement of its 2009 full-year business plan. For the Executives, these bonus awards are shown in the Summary Compensation Table below, in the column entitled “Non-Equity Incentive Plan Compensation” and are also included in the Grants of Plan-Based Awards Table below.

Targeted Overall Compensation

Messrs. Baughman, Naccarato and Dahmus have employment agreements with the Company that set forth their compensation and terms and conditions of employment. Their compensation levels were initially set by the Company at prevailing levels for comparable positions in similarly sized companies in our industry. The Compensation Committee reviews their compensation annually and makes adjustments as appropriate.

Compensation Setting Process

The Compensation Committee reviews and approves compensation and awards for the Company’s officers at the level of Senior Vice President and above and provides oversight of management’s decisions concerning the compensation of other Company officers. Base salary is designed to be competitive by position in the marketplace, and is set at levels sufficient to attract and retain top management talent. Base salaries are reviewed periodically and compensation decisions are based on paying our Executives a competitive compensation package as well as rewarding them annually based on their performance. The Compensation Committee determines whether Executives are being offered competitive compensation packages by analyzing the compensation packages received by executive officers in similar sized companies in similar industries. Comparison components include base salary, group benefits and annual bonus awards.

Base Salary

Base salary compensates each Executive for the primary responsibilities of his position. Base salaries for 2009 for Messrs. Baughman, Dahmus and Naccarato were $360,000; $275,000; and $303,188, respectively. In addition, in connection with our special 2009 compensation plan (as described above), Messrs. Baughman’s, Dahmus’ and Naccarato’s base salaries were increased, effective January 1, 2010, to $370,800, $283,250 and $312,284, respectively.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2009 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee, and cash flow, adjusted for certain interest and taxes, capital spending, changes in working capital and other items allowed by the Compensation Committee, as financial performance metrics for the Executives. EBITDA performance measures our operational cash flow generated. The Compensation Committee believes that EBITDA (as adjusted for certain expenses) is useful for assessing the operating performance of the business, is an indicator of our ability to generate cash to pay interest and support debt and is an appropriate performance measure for the Company because it allows us to compare our performance against companies within and across industries. The Compensation Committee believes that cash flow (as adjusted for certain items) is a meaningful performance measure because it closely measures our progress toward achieving our Company objective of reducing debt-related service costs and improving Company net worth.

Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2009 plan year, EBITDA (as adjusted for certain expenses) was weighted at 80% and cash flow (as adjusted for certain items) was weighted at 20% of their total management incentive bonus. The Company exceeded its target for 2009 for both EBITDA (as adjusted for certain expenses) and cash flow (as adjusted for certain items).

Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary, while their threshold and maximum bonus opportunities were set at 1% and 100% of their base salaries, respectively. The bonuses for Messrs. Baughman, Dahmus and Naccarato are calculated according to a special performance grid which reflects their status as the Company’s three highest ranking officers. The fact that the Company exceeded its 2009 target for both EBITDA (as adjusted for certain expenses) and cash flow (as adjusted for certain items), and the relative weighting of those two measures, resulted in each such Executive receiving a bonus equal to 58.69% of his base salary, or 117.39% of his target bonus. The resulting bonus payment amounts are shown in the Summary Compensation Table, below, in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Ownership

Our compensation philosophy includes adding an equity based element to our compensation package for senior management. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance and enhance the long term interests of the Company’s stockholders. Each Executive was given the opportunity to, and did, purchase common and preferred stock of Southern Graphics Inc. in 2006. See the discussion under “Equity Investment” in Item 13. Also in 2006, Mr. Dahmus was granted options to purchase shares of Southern Graphics Inc. No equity-based awards were granted to Executives in 2009, 2008 or 2007, as the Compensation Committee determined that each Executive’s ownership interest in the Company was sufficient to ensure his long-term commitment to the Company. The Company may, in its discretion, grant options under the Southern Graphics Inc. Stock Incentive Plan (the “Stock Incentive Plan”) to senior management, including Executives, in the future.

Severance Benefits

Each Executive is party to an employment agreement with the Company that provides for severance benefits in the event of his involuntary termination of employment or his termination of employment due to disability. The purpose of such severance benefits is to assist the Executive with his transition into new employment, recognizing that it may take time for that person to find comparable employment elsewhere. Each Executive’s potential severance is described below under the heading “Potential Payments upon Termination or Change in Control.”

Other Benefits

Reflecting the Company’s culture of respect and value for all employees, the Company offers salaried employees, including the Executives, a group benefits package that is competitive in our industry. Executives may participate in a group retirement savings plan, various group health and welfare benefit plans and a deferred compensation plan.

The Retirement Savings Plan is available to all employees, including the Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis, not to exceed an annual dollar IRS limitation, which was $16,500 in 2009. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

The Executives are also eligible to participate in the Deferred Compensation Plan. This plan allows plan participants to continue to contribute a percentage of their annual pay on a pre-tax basis after they have reached the annual dollar IRS limitation in the Retirement Savings Plan. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Joseph M. Silvestri

John P. Civantos

Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and Executive Vice President for our 2009, 2008 and 2007 fiscal years. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($) (2)	Total ($)

Henry R. Baughman President and Chief Executive Officer	2009	$360,000	None	None	None	$222,100	None	$44,863	$626,963
	2008	$354,000	None	None	None	$107,375	None	$44,178	$505,553
	2007	$332,000	None	None	None	$167,348	None	$42,370	$541,718

James M. Dahmus Senior Vice President and Chief Financial Officer	2009	$275,000	None	None	None	$169,660	None	$31,988	$476,648
	2008	$264,000	None	None	None	$82,022	None	$31,088	$377,110
	2007	$228,250	None	None	None	$115,052	None	$30,404	$373,706

Luca C. Naccarato Executive Vice President	2009	$303,188	None	None	None	$187,051	None	$34,065	$524,304
	2008	$299,578	None	None	None	$90,430	None	$33,575	$423,583
	2007	$285,312	None	None	None	$143,814	None	$32,718	$461,844

(1)         Represents each named executive officer’s fiscal year 2009 bonus earned under the Management Incentive Bonus Plan and the Company’s special 2009 compensation plan. The bonus amounts that the named executive officers earned in 2009 under each bonus plan are described in footnote 1 to the Grants of Plan-Based Awards Table below.

(2)         Amounts reported under the “All Other Compensation” column consist of the following:

Name and Principal Position	Year	Company Contributions to Retirement Savings Plan ($) (1)	Company Contributions to Non- Qualified Deferred Compensation Plan ($) (2)	Other ($) (3)	Total ($)

Henry R. Baughman President and Chief Executive Officer	2009	$6,188	$16,152	$22,523	$44,863

James M. Dahmus Senior Vice President and Chief Financial Officer	2009	$14,700	None	$17,288	$31,988

Luca C. Naccarato Executive Vice President	2009	$6,188	$12,277	$15,600	$34,065

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance and unused paid vacation.

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements was initially three years for Mr. Baughman but was subsequently extended to five years, and was initially four years for Mr. Naccarato but was subsequently extended to five years. Mr. Baughman’s and Mr. Naccarato’s employment agreements were amended on March 12, 2009 and December 15, 2009, respectively, to extend the term of each agreement through December 31, 2010. The term of each agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Effective January 1, 2010, Mr. Baughman’s salary was increased to $370,800 and Mr. Naccarato’s salary was increased to $312,284, in each case as a result of a 3% salary increase awarded to all eligible salaried and hourly employees under the Company’s special 2009 compensation plan.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement was initially three years, but Mr. Dahmus’ employment agreement was amended on March 12, 2009 to extend the term through April 10, 2011. The employment agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Effective January 1, 2010, Mr. Dahmus’ salary was increased to $283,250 as a result of a 3% salary increase awarded to all eligible salaried and hourly employees under the Company’s special 2009 compensation plan.

Each Executive is entitled to receive the base salary set forth in his employment agreement, which will be reviewed annually throughout the term. In addition to base salary, the Executives are entitled to participate in our employee benefit plans for senior management. The Executives are also eligible to participate in our senior management bonus plans with annual incentive targets of up to 50% of base salary.

Each Executive’s employment will terminate automatically upon his death. We may terminate an Executive’s employment for any disability that has continued for a period of ninety days. We may also terminate an Executive’s employment at any time for “cause” (as defined below) upon written notice. We may also terminate an Executive’s employment at any time without cause, upon written notice. An Executive may terminate his employment upon not less than thirty days written notice prior to the effective date of such termination. If an Executive terminates his employment for “good reason” (as defined below) it will be deemed to be a termination of the Executive’s employment without cause by us.

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

“Good reason” generally means, after written notice by the Executive to our board of directors and a reasonable opportunity for us to cure (not to exceed 30 days), any of the following: (i) the Executive’s base salary is not paid or is reduced by more than ten percent in the aggregate other than as part of a salary reduction program pursuant to which the base salaries of all executive officers are reduced by the same percentage at the same time and for the same period of time; (ii) the Executive’s target incentive payments are reduced; or (iii) the Executive’s job duties and responsibilities are diminished. The expiration of the term of an Executive’s employment agreement (including notice of non-renewal) is not considered “good reason.”

If an Executive’s employment is terminated for any reason, the Executive is entitled to receive the employee benefits to which he is entitled pursuant to the terms of the relevant employee benefit plans in which the Executive participates. If an Executive’s employment is terminated because of disability, the Executive will receive his normal compensation for the period of disability prior to termination of employment, and then will be entitled to receive a pro rata portion of his bonus payments from the senior management bonus plan. If an Executive’s employment is terminated by us without cause or by the Executive for good reason, subject to his execution and non-revocation of a release, he is entitled to: (i) receive 50% of his base salary during the twenty-four month period following termination for Messrs. Baughman and Naccarato, and 50% of his base salary during the twelve month period following termination for Mr. Dahmus; (ii) receive a pro rata share of the estimated bonus for the year in which the termination occurs; and (iii) continued participation in the employee welfare benefit plans for the Executive and his dependents (other than disability and life insurance) for twenty-four months following such termination for Messrs. Baughman and Naccarato and twelve months following such termination for Mr. Dahmus.

If an Executive is terminated for cause, dies or voluntarily terminates employment other than for good reason, he is entitled to payment only of earned and unpaid base salary to the date of termination and, in the case of death, payment of earned and unpaid incentive payments.

The employment agreements also provide that, during an Executive’s employment and for a period of twenty-four months after the end of the Executive’s employment with us for Messrs. Baughman and Naccarato and twelve months after the end of the Executive’s employment for Mr. Dahmus, referred to below as the “non-competition period,” the Executive may not: (i) compete, directly or indirectly, with us; (ii) solicit or hire current and former employees; or, (iii) solicit current and former customers. In consideration of an Executive’s non-competition and non-solicitation agreement with respect to periods after termination of employment, we will pay the Executive an amount equal to 50% of his base salary during the non-competition period if the Executive’s employment was terminated without cause or for good reason. The expiration of the term of the employment agreements (including notice of non-renewal) is not considered a termination without cause. If an Executive breaches any of the non-competition or non-solicitation restrictions, the Executive will waive and forfeit any and all rights to any further payments under his employment agreement and will repay any severance pay received under such agreement to us.

GRANTS OF PLAN-BASED AWARDS

Below is a summary of the non-equity incentive plan awards granted to each named executive officer in 2009:

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1],2			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Henry R. Baughman President and Chief Executive Officer	N/A(1) N/A(2)	$3,600 $3,600	$180,000 $10,800	$360,000 $18,000	None None	None None	None None	None None	None None	None None	None None

James M. Dahmus Senior Vice President and Chief Financial Officer	N/A(1) N/A(2)	$2,750 $2,750	$137,500 $8,250	$275,000 $13,750	None None	None None	None None	None None	None None	None None	None None

Luca C. Naccarato Executive Vice President	N/A(1) N/A(2)	$3,032 $3,032	$151,594 $9,095	$303,188 $15,159	None None	None None	None None	None None	None None	None None	None None

(1)	Please see the description in the Compensation Discussion and Analysis above, under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s threshold, target and maximum bonus opportunity under the Management Incentive Bonus Plan. The Estimated Future Payouts Under Non-Equity Incentive Plan Awards are determined using the Management Incentive Bonus Plan and are based on 2009 salaries. Based on the Company’s 2009 performance, Messrs. Baughman, Dahmus and Naccarato earned bonuses under the Management Incentive Bonus Plan equal to $211,300, $161,410 and $177,956, respectively.

(2)

Please see the description in the Compensation Discussion and Analysis above, under the heading “Special 2009 Compensation Plan,” for an explanation of each Executive’s bonus opportunity under the Company’s special 2009 compensation plan. Bonuses equal to 3% of base salary were awarded to each of the Executives under the Company’s special 2009 compensation plan, and totaled $10,800, $8,250 and $9,095 for Messrs. Baughman, Dahmus and Naccarato, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Below is a summary of the outstanding equity awards held by each named executive officer as of December 31, 2009:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Henry R. Baughman President and Chief Executive Officer	None	None	None	None	None	None	None	None	None

James M. Dahmus (1) Senior Vice President and Chief Financial Officer	1,200	300	None	$127	7-25-2016	None	None	None	None

Luca C. Naccarato Executive Vice President	None	None	None	None	None	None	None	None	None

(1)         On July 25, 2006, the Board of Directors of Southern Graphics Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board of Directors of Southern Graphics Inc. approved the grant under the Stock Incentive Plan to James M. Dahmus of options to acquire an aggregate of 1,500 shares of Southern Graphics Inc. Class A common stock, par value $.01 per share. The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that declines (but not below the fair market value of the underlying shares on the grant date) through the fifth anniversary of the grant date. The option became exercisable with respect to 300 shares on December 31 of each of 2006, 2007, 2008 and 2009 and will become exercisable with respect to the remaining 300 shares on December 31, 2010. All outstanding options will vest immediately upon a change in control.

Nonqualified Deferred Compensation

Executives are eligible to participate in the Deferred Compensation Plan. The plan is unfunded and benefits under the plan are paid from the general assets of the Company. Executives whose salary deferrals to our Retirement Savings Plan are limited by Internal Revenue Code limitations may elect to reduce their salary and credit to the plan the excess, if any, of: (i) the amount of salary deferrals that would have been credited pursuant to the Retirement Savings Plan on their behalf for the plan year had the statutory limitations not been applicable; over (ii) the amount of salary deferrals actually credited for the year by the participant to the Retirement Savings Plan. Salary reduction credits under the plan are in the same percentage as most recently elected under the Retirement Savings Plan. For each payroll period for which the Company credits salary to the plan on behalf of the participant, matching credits are also credited to the plan on behalf of the participant. The matching credits for each payroll period are equal to an amount not greater than 100 percent of that portion of the salary reduction credits that do not exceed 6% of the participant’s salary for the payroll period. Effective June 1, 2008, eligible plan participants, including Executives, may defer all or a portion of their awards under the Management Incentive Bonus Plan into the Deferred Compensation Plan, in 10% increments. There are no employer matching contributions on awards earned under the Management Incentive Bonus Plan that are deferred in the Deferred Compensation Plan. The balance of a plan participant’s benefit under the plan will be distributed upon the plan participant’s termination of employment or death (to the plan participant’s beneficiary) in a lump sum, unless the participant elects to have the benefit paid in annual installments over a period of not more than ten years. Participants may invest their Deferred Compensation Plan account balance in any of the funds available under our Retirement Savings Plan and earnings are credited based on the performance of such funds.

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE(2) ($)

Henry R. Baughman President and Chief Executive Officer	$96,759	$16,152	$38,524	None	$280,659

James M. Dahmus Senior Vice President and Chief Financial Officer	None	None	None	None	None

Luca C. Naccarato Executive Vice President	$32,738	$12,277	$24,735	None	$139,698

(1)

Registrant Contributions are reported as “Contributions to Non-Qualified Deferred Compensation” in the All Other Compensation Table that supplements the Summary Compensation Table, and Executive Contributions are included in the

“Base Salary” or “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)	The Aggregate Balance at Last FYE includes amounts reported in compensation in prior years. Registrant Contributions for Mr. Baughman were $15,841 in 2008 and $14,495 in 2007. Executive Contributions for Mr. Baughman were $42,428 in 2008 and $38,654 in 2007. Registrant Contributions for Mr. Naccarato were $12,165 in 2008 and $11,681 in 2007. Executive Contributions for Mr. Naccarato were $32,433 in 2008 and $30,150 in 2007.

Potential Payments upon Termination or Change in Control

The provisions of each Executive’s employment agreement regarding amounts he is entitled to receive upon certain terminations of employment are described in detail above in the section entitled “Employment Agreements.” The table below is the summary of the estimated termination and change in control benefits that would be paid to or received by each named executive officer if the relevant event occurred on December 31, 2009.

Mr. Baughman may also be entitled upon termination to certain payments under a Supplemental Pension Agreement with the Company dated as of April 6, 1999. However, in connection with the Acquisition, Alcoa Inc. retained the liabilities associated with the supplemental agreement. Mr. Baughman’s benefit under the supplemental agreement is determined in part with reference to his benefit under the Southern Graphic Systems, Inc. Pension Plan, which was also retained by Alcoa Inc. in the Acquisition. The amounts that Mr. Baughman would ultimately receive under the supplemental agreement cannot be determined.

TERMINATION AND CHANGE IN CONTROL BENEFITS

Name and Principal Position	Termination With Cause	Termination Without Cause / For Good Reason	Disability	Change In Control

Henry R. Baughman (1) President and Chief Executive Officer
Cash Payments		$720,000	$180,000
Health and welfare benefits		$22,105	—
Total		$742,105	$180,000

James M. Dahmus (2) Senior Vice President and Chief Financial Officer
Cash Payments		$275,000	$137,500
Health and welfare benefits		$16,695	—
Total		$291,695	$137,500

Luca C. Naccarato (3) Executive Vice President
Cash Payments		$606,376	$151,594
Health and welfare benefits		$33,391	—
Total		$639,767	$151,594

(1)

If terminated without cause or for good reason, Mr. Baughman would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twenty four (24) months. If Mr. Baughman were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. In the case of termination for disability, Mr. Baughman would be entitled only to a pro-rata portion of his target incentive bonus for the year terminated.

(2)	If terminated without cause or for good reason, Mr. Dahmus would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twelve (12) months. If Mr. Dahmus were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. In the case of termination for disability, Mr. Dahmus would be entitled only to a pro-rata portion of his target management incentive bonus for the year terminated.

(3)	If terminated without cause or for good reason, Mr. Naccarato would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twenty four (24) months. If Mr. Naccarato were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Naccarato would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Naccarato would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. In the case of termination for disability, Mr. Naccarato would be entitled only to a pro-rata portion of his target management incentive bonus for the year terminated.

Compensation of Directors

Below is the summary of Director Compensation. Directors (other than management directors) are paid $15,000 per year for serving on our Board of Directors and are reimbursed for out-of-pocket expenses incurred in connection with attending our Board of Directors meetings.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)

Joseph M. Silvestri (1)	$60,000	None	None	None	None	None	$60,000
John P. Civantos (1)	$60,000	None	None	None	None	None	$60,000
Thomas L. Hammond	$15,000	None	None	None	None	None	$15,000
Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement. A failure to pay Messrs. Silvestri and Civantos the individual director compensation to which they were entitled was corrected during 2009 when they were each paid $45,000 for the years of 2006, 2007, and 2008, in addition to $15,000 for 2009.

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

	Number and Percent of Shares of Southern Graphics Inc.[1]
	Common Stock		Preferred Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Court Square Capital Partners, L.P. Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055	717,468	71.99%	773,271	79.74%
Lyon Southern	127,358	12.78%	137,264	14.16%
Named Executive Officers and Directors:
Henry R. Baughman	22,712	2.28%	229.02%
James M. Dahmus[3]	14,761	1.48%	1,144.12%
Luca C. Naccarato	22,712	2.28%	229.02%
Joseph M. Silvestri[2,4,5]	733,160	73.56%	790,184	81.49%
John P. Civantos[2,4]	731,760	73.42%	788,674	81.33%
Thomas L. Hammond	1,698.17%		1,830.19%
Richard Leong	—	—	—	—

All executive officers and directors as a group (8 persons)[2,4,5]	795,341	79.80%	793,936	81.87%

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

2	Includes shares of Common Stock (717,467.988) and Preferred Stock (773,271.028) held by Court Square Capital Partners, L.P., shares of Common Stock (7,400.479) and Preferred Stock (7,976.069) held by CSC SSB Fund, L.P. and shares of Common Stock (6,593.814) and Preferred Stock (7,106.676) held by CVC Executive Fund LLC.
3	Includes options to acquire 1,200 shares of Common Stock under the Southern Graphics Inc. Stock Incentive Plan.
4

Court Square Advisor LLC, an independent company formed by the former managers of CSC, manages and has voting power with respect to the shares owned by Court Square Capital Partners, L.P., CSC SSB Fund, L.P., and CVC Executive Fund LLC. Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which manages CSC’s investment in Southern Graphics Inc., and disclaim beneficial ownership of the shares held by CSC, CSC SSB Fund, L.P. and CVC Executive Fund LLC. The address of Mr. Silvestri and Mr. Civantos is c/o Court Square Capital Partners, L.P., Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055.

5	Includes shares of Common Stock held by the Silvestri 2002 Trust. Mr. Silvestri disclaims beneficial ownership of the shares held by the Silvestri 2002 Trust.

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	9,100	$133	21,900
Equity compensation plans not approved by security holders	—	—	—

Total	9,100	$133	21,900

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Pursuant to the Stockholders’ Agreement and a related subscription agreement, CSC and certain employees of CSC purchased 1,000,000 shares of common stock of SGS Holdco for $10.0 million and 970,000 shares of perpetual preferred stock of SGS Holdco for $97.0 million. Since the closing of the Acquisition and through the end of December 2006, Messrs. Baughman, Dahmus and Naccarato along with other management investors purchased approximately 105,094.32 shares of common stock and 5,493.572 shares of perpetual preferred stock of SGS Holdco, in the aggregate, at the same purchase price per share as CSC. The proceeds from the sale of shares to management investors were used to repurchase an equivalent number of shares of SGS Holdco from CSC. In transactions in 2007 and January of 2008, SGS Holdco repurchased an aggregate of 10,849.06 shares of its common stock and 915.095 shares of its perpetual preferred stock from three management investors in connection with their termination of employment with the Company at an aggregate price of $232,220, and sold 7,522.934 of such common shares and 634.544 of such perpetual preferred shares to three new management investors for an aggregate price of $200,550. The common stock of SGS Holdco purchased by the management investors will vest in five equal annual installments or, in the case of Mr. Baughman, he will be fully vested upon retirement. All vesting of such common stock is subject to the employee’s continuous employment with us and the terms and conditions of the Stockholders’ Agreement, including SGS Holdco’s repurchase rights upon termination of employment. In addition, Mr. Hammond made an investment of $200,000 in SGS Holdco. Mr. Hammond purchased approximately 1,700 shares of common stock and 1,830 shares of perpetual preferred stock of SGS Holdco at the same price per share and in the same ratio as CSC. The purchase price for such shares consisted of $150,000 in cash and the waiver of a $50,000 consulting fee owed to Mr. Hammond from the Registrant. The proceeds were used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. In other transactions, Lyon Southern, Inc. (“Lyon”), an affiliate of Lyon Capital Management Pte Ltd., of which Richard Leong serves as Managing Director, purchased approximately 127,000 shares of common stock and 137,000 shares of perpetual preferred stock of SGS Holdco, and other third party investors purchased approximately 8,500 shares of common stock and 9,150 shares of perpetual preferred stock of SGS Holdco, in each case at the same price per share and in the same ratio as CSC, with the proceeds being used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. SGS Holdco has the right to redeem the shares of perpetual preferred stock at any time at a price equal to $100 per share plus dividends accrued to the date of redemption. The following chart sets forth a summary of such stock sales:

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

On March 12, 2009, our Board of Directors authorized the Company to purchase prepress graphics services from (and enter into related transactions with) Flexo Manufacturing Corporation in an aggregate amount not to exceed $250,000 in 2009. Richard Leong served as Managing Director of Flexo Manufacturing Corporation until June 2009. Mr. Leong is one of our directors and Managing Director of Lyon Capital Management Pte. Ltd., which provides investment advisory services to and is affiliated with our shareholder Lyon Southern, Inc.

Joseph Silvestri, one of our directors, has served and continues to serve as a director of one of our vendors. Investment funds managed by Mr. Silvestri’s affiliate, Court Square Capital Partners, acquired majority ownership of this vendor in April 2007. The Company purchased products from this vendor for approximately $3,262,000 in 2009, $1,876,000 in 2008 and $954,000 during the period from April through December 31, 2007. The Company believes that these purchases, which represent less than 0.6% of total revenues of the vendor in all three periods, were made on terms at least as favorable as would have been available from other parties. The Company used, and continues to use, this vendor as an additional source for the type of products purchased. John Civantos, who is also one of our directors, is also an affiliate of this vendor.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rule 5605(a)(2)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed to the Company for the fiscal years ending December 31, 2009 and 2008 by the Company’s principal accounting firm, BDO Seidman, LLP, were as follows:

	2009	2008
Audit fees	$642,373	$662,527
Audit-related fees	5,180	56,768
Tax fees	-	-

Total	$647,553	$719,295

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The audit-related fees for the fiscal year ended December 31, 2009 relate to professional services in connection with our correspondence with the U.S. Securities and Exchange Commission (“SEC”) concerning the SEC’s review of our Form 10-K for the year ended December 31, 2008. The audit-related fees for the fiscal year ended December 31, 2008 relate to professional services in connection with potential and other business combinations, as well as professional services in connection with our registration statement filed on Form S-4. The Audit Committee pre-approves both the type of services to be provided by the Company’s principal accounting firm and the estimated fees related to these services. The services provided by BDO Seidman, LLP were pre-approved by the Audit Committee.

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

10.19*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated January 27, 2006, between the Registrant and Benjamin F. Harmon, IV, incorporated by reference to exhibit 10.22 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.23	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.24*	Stockholder Agreement. See Exhibit 9.1.

10.25*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.27*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2006, File No. 333-133825

10.28*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.29*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.27)

10.30*	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.31*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, filed February 26, 2007, File No. 333-133825

10.32*	Amendment No. 1 dated as of January 2, 2008 to the Undertaking Agreement dated February 20, 2007 between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.33	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 13, 2007, File No. 333-133825

10.34	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.35	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.36	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.37*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 20, 2008, File No. 333-133825

10.38*	Second Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 10, 2009, filed February 13, 2009, File No. 333-133825

10.39*	Third Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2009, File No. 333-133825

10.40*	Amendment, dated as of March 12, 2009, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.41*	Amendment, dated as of March 12, 2009, to Employment Agreement dated as of April 10, 2006 between the Registrant and James M. Dahmus, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.42*	Third Amendment, dated as of December 15, 2009, to Employment Agreement dated as of December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2009, filed December 17, 2009, File No. 333-133825

21	SUBSIDIARIES

21.1	Subsidiaries of the Registrant

24.	POWERS OF ATTORNEY

24.1	Powers of Attorney

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2010	SGS INTERNATIONAL, INC.

	By:	/s/ HENRY R. BAUGHMAN
	Name:	Henry R. Baughman
	Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HENRY R. BAUGHMAN Henry R. Baughman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2010

/s/ James M. Dahmus James M. Dahmus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2010

* Joseph M. Silvestri	Director	March 22, 2010

* John P. Civantos	Director	March 22, 2010

* Thomas L. Hammond	Director	March 22, 2010

* Richard Leong	Director	March 22, 2010

*By: /s/ BENJAMIN F. HARMON, IV Benjamin F. Harmon, IV Attorney-in-Fact		March 22, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

SGS International, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of SGS International, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income and stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGS International, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2009 and 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 22, 2010

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2009 and December 31, 2008

(in thousands of dollars, except share data)

	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$10,710	$10,766
Receivables from customers, less allowances of $1,204 and $1,327 at December 31, 2009 and 2008, respectively	60,855	56,302
Inventories	8,929	9,064
Deferred income taxes	2,550	699
Prepaid expenses and other current assets	4,121	3,780

Total current assets	87,165	80,611

Properties, plants and equipment, net	42,597	46,186
Goodwill	183,139	172,618
Other intangible assets, net	165,245	169,214
Deferred financing costs, net	4,120	7,100
Other assets	1,407	384

TOTAL ASSETS	$483,673	$476,113

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$13,498	$14,536
Accrued compensation	6,702	5,920
Accrued taxes, including taxes on income	2,146	1,501
Accrued interest	1,388	1,018
Other current liabilities	10,730	9,792
Current portion of short-term and long-term obligations	951	1,089

Total current liabilities	35,415	33,856

Long-term obligations, net of current portion	307,918	344,611
Non-current liabilities	1,268	204
Deferred income taxes	20,562	7,926

Total liabilities	365,163	386,597

Commitments and contingencies

Stockholder’s equity:

Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	-	-
Additional capital	107,000	107,000
Accumulated other comprehensive income (loss) - unrealized translation adjustments, net of tax	155	(14,739)
Retained earnings (accumulated deficit)	11,355	(2,745)

Total stockholder’s equity	118,510	89,516

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$483,673	$476,113

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2009, December 31, 2008, and December 31, 2007

(in thousands of dollars)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

NET SALES	$323,457	$323,518	$308,809
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	202,850	212,295	205,132
Selling, general, and administrative expenses	51,026	49,599	46,555
Depreciation and amortization	23,562	28,659	23,689

INCOME FROM OPERATIONS	46,019	32,965	33,433

NON-OPERATING EXPENSES:
Interest expense	29,917	36,545	36,929
Gain on debt extinguishment	(10,500)	-	-
Other expense (income), net	1,753	(2,149)	497

INCOME FROM (LOSS ON) CONTINUING OPERATIONS BEFORE INCOME TAXES	24,849	(1,431)	(3,993)
PROVISION (BENEFIT) FOR INCOME TAXES	10,749	15	(1,182)

INCOME FROM (LOSS ON) CONTINUING OPERATIONS	14,100	(1,446)	(2,811)

INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $935 during 2007)	-	-	842
PROVISION FOR INCOME TAXES ON DISCONTINUED OPERATIONS	-	-	170

NET INCOME (LOSS)	$14,100	$(1,446)	$(2,139)

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Stockholder’s Equity

Years Ended December 31, 2009, December 31, 2008, and December 31, 2007

(in thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2006		$-	$107,000	$840	$2,431	$110,271

Comprehensive income:

Net loss	$(2,139)	-	-	(2,139)	-	(2,139)
Unrealized translation adjustments	11,078	-	-	-	11,078	11,078

Comprehensive income	$8,939

Balance at December 31, 2007		-	107,000	(1,299)	13,509	119,210

Comprehensive loss:

Net loss	$(1,446)	-	-	(1,446)	-	(1,446)
Unrealized translation adjustments	(28,248)	-	-	-	(28,248)	(28,248)

Comprehensive loss	$(29,694)

Balance at December 31, 2008		-	107,000	(2,745)	(14,739)	89,516

Comprehensive income:

Net income	$14,100	-	-	14,100	-	14,100
Unrealized translation adjustments	14,894	-	-	-	14,894	14,894

Comprehensive income	$28,944

Balance at December 31, 2009		$-	$107,000	$11,355	$155	$118,510

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, December 31, 2008, and December 31, 2007

(in thousands of dollars)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash from Operations
Net income (loss)	$14,100	$(1,446)	$(2,139)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	23,562	28,659	23,761
Amortization of deferred financing fees	2,981	1,865	1,393
Foreign currency (gain) loss on senior secured term loan	825	(2,955)	215
Change in deferred income taxes	10,910	(939)	(1,174)
Loss on disposal of assets	160	794	816
Gain on debt extinguishment, net	(10,500)	-	-
Gain on divestiture of business	-	-	(935)
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,073)	4,158	(804)
Inventories	487	(1,078)	(1,254)
Prepaid expenses and other current assets	(170)	7,115	(2,632)
Accounts payable and accrued expenses	1,930	(6,631)	5,833
Taxes, including taxes on income	(486)	(826)	89
Noncurrent assets and liabilities	41	(1,438)	641

Cash provided by operations	41,767	27,278	23,810

Investing Activities
Capital expenditures	(8,897)	(12,731)	(11,108)
Proceeds from sale of assets	66	766	-
Proceeds from divestiture of business, net of cash divested	-	-	628
Business acquisitions, net of cash acquired	(3,944)	(26,972)	(29,262)

Cash used in investing activities	(12,775)	(38,937)	(39,742)

Financing Activities
Borrowings on revolving credit facility	22,727	-	-
Payments on revolving credit facility	(22,727)	-	-
Borrowings on acquisition facility	-	-	40,000
Payments for deferred financing fees	-	(117)	(65)
Payments to extinguish senior subordinated notes	(15,000)	-	-
Payments on senior term loan and acquisition facility	(14,401)	(9,523)	(1,454)
Payments on other long-term debt	(645)	(697)	(2,060)

Cash (used in) provided by financing activities	(30,046)	(10,337)	36,421

Effect of exchange rate changes on cash	998	(1,705)	1,320

Net change in cash and cash equivalents	(56)	(23,701)	21,809

Cash and cash equivalents at beginning of period	10,766	34,467	12,658

Cash and cash equivalents at end of period	$10,710	$10,766	$34,467

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, December 31, 2008, and December 31, 2007

(Dollars in thousands, except per share amounts and where otherwise noted)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, prepress graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 39 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited and SGS Packaging Netherlands B.V. These subsidiaries also include Mozaic Group, Ltd. (“Mozaic”) through February 28, 2007, McGurk Studios Limited and Thames McGurk Limited since April 2, 2007, SGS Asia Pacific Limited since July 11, 2007, and SGS Packaging Chile Limitada since January 2009. These subsidiaries also included 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. from January 1, 2008 through September 30, 2008, Backwell Design Inc. from May 2, 2008 through October 13, 2009, and Gemini Graphic Imaging Inc. from May 2, 2008 through September 9, 2009.

On October 1, 2008, 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. were amalgamated as a single company named Tri-Ad Graphic Communications Ltd. Immediately following the amalgamation, Tri-Ad Graphic Communications Ltd. transferred all of its assets and liabilities to Southern Graphic Systems-Canada, Co. and was subsequently dissolved. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co. and were dissolved on October 13, 2009 and September 9, 2009, respectively.

On February 28, 2007, the Company sold its controlling interest in Mozaic to a third party. The Company has retained a 10% interest in Mozaic. The accompanying consolidated balance sheets do not include the accounts of Mozaic, but include our investment in Mozaic recorded at cost, adjusted for impairment. The carrying value of our investment in Mozaic is zero at December 31, 2009 and December 31, 2008. The historical results of Mozaic are presented as discontinued operations in the accompanying consolidated statement of operations.

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

Year Ended December 31, 2007

Revenues	$2,406
Pre-tax profit	$842

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance by reviewing the accounts receivable from customers which are past due, as well as considering historical write-off experience and the creditworthiness of significant customers based on ongoing credit evaluations. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. In addition, the Company maintains allowances for customer claims due to rejected services, billing errors, disputed amounts, and other items, which result in credit memos charged to net sales. The Company determines the allowance for claims based on historical experience and specific notification of pending claims. The Company does not have any off-balance-sheet credit exposure related to its customers.

Properties, Plants and Equipment

Properties, plants and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets, averaging 20 years for structures, between 3 and 10 years for machinery and equipment, and 3 years for software. The provision for depreciation also includes depreciation on assets under capital lease arrangements. Properties, plants and equipment are evaluated for impairment when indicators of impairment exist. Losses from the sale of assets of $160, $795, and $701 are included in other expense (income) for the years ended December 31, 2009, 2008, and 2007, respectively. Repairs and maintenance are charged to expense as incurred.

Capitalized software costs are included in properties, plants and equipment. Capitalized costs include internal labor costs and external costs of materials and services during application development. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair values of net assets of businesses acquired. Customer relationships are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 20 years. Goodwill is not amortized, but instead is tested for impairment at least annually. The Company performs the annual test for impairment during the fourth quarter. The impairment test compares the carrying amount of the reporting unit to the fair value of the reporting unit. The Company has one reporting unit. The impairment tests in 2009, 2008, and 2007 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill were recorded.

Impairments of Other Intangible Assets and Long-Lived Assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is determined by a comparison of the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated financial statements for 2009, 2008, or 2007.

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Acquisition and the registration of the senior subordinated notes. Deferred financing costs are primarily amortized (included in interest expense) using the effective interest method, over the life of the related debt. During 2009 and 2008, the Company accelerated the amortization of deferred financing costs related to the cancellation of $25,500 of the Company’s 12% senior subordinated notes, the optional principal repayments on the senior term loan, and the reduction of available borrowings on the revolving credit facility.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2009 and 2008, the Company had accrued $1,039 and $731, respectively, within other current liabilities for accrued health and welfare benefits.

Revenue Recognition

The Company records revenue in the period when the following requirements have all been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership, and risk of loss have been transferred to the customer, and (iv) collectability is reasonably assured.

The majority of the Company’s service offerings result in the delivery of an electronic image file, an engraved gravure cylinder, or a flexographic printing plate after satisfaction of all the terms and conditions of the underlying arrangement. The Company recognizes revenue from the sale of such services when the deliverable is provided electronically or shipped and risk of loss has passed to the customer. For all other services that do not result in an electronic file or image carrier being delivered to the customer, revenues are recognized in the period the service is performed and accepted by the customer.

In circumstances where we derive revenue from arrangements involving multiple service offerings, total estimated revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element is then recognized as described above depending upon when the service is performed and accepted by the customer, the electronic file was provided, or the image carrier was shipped.

Revenues are recorded net of allowances for customer rebates and cash discounts. The Company records an accrual at the end of each month for items that have shipped, but which have not yet been invoiced to the customer.

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all deliverables are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	December 31, 2009	December 31, 2008
Raw materials	$2,571	$2,949
Work-in-process	6,358	6,115

	$8,929	$9,064

Rebates

The Company receives rebates from certain vendors. The Company records these rebates as a reduction of cost of goods sold. Receivables for vendor rebates are included as a component of prepaid expenses and other current assets.

The Company also grants rebates to certain customers. The Company records these rebates as a reduction of sales. Liabilities for customer rebates are included as a component of other current liabilities.

Shipping and Handling Costs

The Company includes amounts invoiced to customers for shipping and handling costs as a component of net sales. Net sales included $4,779, $5,254 and $4,321 for amounts invoiced to customers for shipping and handling costs for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce the deferred tax assets when it is more likely than not that a tax benefit will not be realized. Amounts payable for non-U.S. income taxes are reflected in accrued income taxes payable.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the years ended December 31, 2009, 2008 or 2007.

Tax returns filed for all years subsequent to and including the one-day ended December 31, 2005 are currently still subject to examination by taxing authorities.

Stock-Based Compensation

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares. There were no options granted during the year ended December 31, 2009. Southern Graphics Inc. granted options to an employee of SGS International, Inc. and its subsidiaries to acquire an aggregate of 1,500 shares of Southern Graphics Inc. during each of the years ended December 31, 2008 and 2007. As of December 31, 2009 and 2008, there were options outstanding to acquire an aggregate of 9,100 shares and there were 21,900 remaining shares available for grant.

Compensation expense for share-based awards granted is based on the grant date fair value estimated and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the each of the years ended December 31, 2009, 2008, and 2007.

As of December 31, 2009 and 2008, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 10 years with an annual charge of less than $0.1.

The additional disclosures relating to the options granted during the years ended December 31, 2008 and 2007, as well as the assumptions utilized in calculating the fair value of these options, have been omitted as the options and related disclosures are not material to the consolidated financial statements.

Foreign Currency

The local currency is the functional currency for locations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. Assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. In 2009, 2008, and 2007, transaction gains (losses) recognized in the statement of operations due to exchange rate changes were ($1,735), $2,364, and ($1,141), respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment in other comprehensive income.

Recently Issued and Adopted Accounting Standards

Beginning with interim or annual periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“the Codification”) became the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). Previously existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), were superseded by the Codification. The Codification was not designed to change GAAP, but instead to introduce a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification has not changed the content of the Company’s financial statements or other disclosures.

In October 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We are currently assessing the potential effect, if any, on our financial statements

In January 2010, the FASB issued new accounting guidance and reporting standards requiring enhanced disclosures and clarifying existing disclosures for (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) transfers between Levels 1, 2, and 3. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for disclosures concerning the activity for Level 3 fair value measurements that are effective for annual periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

B.	Nature of Operations

The Company operates in a single reportable segment whose service offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. Revenues for each of these service offerings have not been provided as the Company believes all of these offerings are, and as such manages them as, a similar service group. Additionally, it is not practicable for us to provide revenues by service offering. There were no customers that comprised in excess of 10% of total revenues in 2009, 2008, or 2007.

The following summarizes the concentrations of sales and long-lived assets by major geographic region. Sales are attributed to the geographic region based on the point of origin of the sale.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Net sales
United States	$233,251	$223,330	$221,426
Canada	55,540	57,795	42,582
United Kingdom	35,006	43,966	44,576
Other	7,757	9,737	6,423
Eliminations	(8,097)	(11,310)	(6,198)

Total sales	$323,457	$323,518	$308,809

	December 31, 2009	December 31, 2008
Long-lived assets
United States	$279,555	$291,638
Canada	85,175	73,315
United Kingdom	28,684	27,104
Other	3,094	3,445

Total long-lived assets	$396,508	$395,502

C.	Prepaid Expenses and Other Current Assets

	December 31, 2009	December 31, 2008
Prepaid expenses	$2,980	$2,017
Receivables for vendor rebates	615	749
Other	526	1,014

	$4,121	$3,780

D.	Properties, Plants and Equipment, net

	December 31, 2009	December 31, 2008
Land	$941	$941
Structures	9,735	8,687
Machinery and equipment	58,069	53,692
Software	18,771	16,846

	87,516	80,166
Accumulated depreciation	(51,454)	(39,084)

	36,062	41,082
Softwared development and construction work-in-progress	6,535	5,104

	$42,597	$46,186

Depreciation expense on properties, plants, and equipment was $13,497, $18,429, and $14,298 for the years ended December 31, 2009, 2008 and 2007, respectively.

E.	Goodwill and Other Intangible Assets

	December 31, 2009	December 31, 2008
Goodwill, cost	$183,139	$172,618

Customer relationships, cost	176,459	170,121
Customer relationships, accumulated amortization	(32,659)	(23,082)

Other intangible assets, cost	26,732	25,961
Other intangible assets, accumulated amortization	(5,287)	(3,786)

	$348,384	$341,832

The changes in goodwill, cost of customer relationships and cost of other intangibles during 2009 are due to the following:

	Goodwill	Customer relationships	Other intangible assets
December 31, 2008	$172,618	$170,121	$25,961

Revisions to purchase accounting	2,507	-	-

Changes due to foreign currency fluctuations	8,014	6,338	771

December 31, 2009	$183,139	$176,459	$26,732

The revisions to purchase accounting relate to revised estimates for the acquisitions made during the year ended, including the estimates associated with the working capital and net asset provisions described in the Share Purchase Agreement for the Tri-Ad acquisition as discussed in Note G.

Amortization expense on customer relationships and other intangible assets was $10,065, $10,230, and $9,391 for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization of customer relationships and other intangible assets is estimated to be between $10,000 and $11,000 in total per year from 2010 through 2014.

F.	Other Current Liabilities

	December 31, 2009	December 31, 2008
Payables for customer rebates	$4,195	$3,087

Purchase price payable for acqusitions	1,565	3,270

Accrued rental obligations	1,071	297

Accrued health and welfare benefits	1,039	731

Customer deposits	464	547

Other	2,396	1,860

	$10,730	$9,792

G.	Acquisitions

The Company has consummated acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships and/or acquiring an underutilized asset that could more efficiently perform existing services within our organization.

The Company made no acquisitions during the year ended December 31, 2009.

Acquisitions during the year ended December 31, 2008

Effective January 1, 2008, Southern Graphic Systems-Canada, Co., a wholly owned subsidiary of SGS International, Inc., acquired the outstanding shares of 1043497 Ontario Limited (“1043497”) and Cooper & Williamson, Inc. (together with 1043497 and its wholly owned subsidiaries Tri-Ad Graphic Communications Ltd. and Flexart Design Inc., “Tri-Ad”) under a Share Purchase Agreement (the “SPA”), for a cash purchase price of 22.0 million Canadian dollars plus an estimated additional 1.85 million Canadian dollars in accordance with the working capital and net asset provisions described in the SPA ($24,196 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. The purchase price allocation for the acquisition of Tri-Ad is provided below.

Purchase price	$24,196
Transaction costs	947

Total cash acquisition price	$25,143

Allocation of acquisition price:
Current assets	$7,778
Properties, plants and equipment	2,475
Goodwill	11,148
Customer relationships	7,085
Other intangible assets	885
Liabilities assumed	(4,228)

Total cash acquisition price	$25,143

On May 2, 2008, Southern Graphic Systems-Canada, Co. acquired a Canadian provider of packaging and retail graphics for an aggregate cash consideration of 3.1 million Canadian dollars ($3,098 based on the U.S. dollar/Canadian dollar exchange rate at the time of acquisition). The purchase price allocation for the acquisition is provided below.

Purchase price	$3,098
Transaction costs	50

Total cash acquisition price	$3,148

Allocation of acquisition price:
Current assets	$766
Properties, plants and equipment	70
Goodwill	946
Customer relationships	2,841
Liabilities assumed	(1,475)

Total cash acquisition price	$3,148

On December 31, 2008, Southern Graphic Systems, Inc. acquired substantially all of the assets of a provider of packaging and retail graphics located in Marietta, Georgia for an aggregate cash consideration of $6,031. The purchase price allocation is provided below.

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

Acquisitions during the year ended December 31, 2007

On February 28, 2007, the Company’s subsidiary, Southern Graphic Systems, Inc., entered into an Asset Purchase Agreement (the “Purchase Agreement”) with C.M. Jackson Associates, Inc. (“CMJ”), a supplier of design and creative, production art and prepress, packaging management, project tracking and digital asset management services with an emphasis on “store brands.” Under the Purchase Agreement, the Company acquired substantially all of CMJ’s assets for an aggregate cash consideration of $16,150 (the “CMJ Consideration”). In conjunction with this acquisition, the Company borrowed $8,000 on its acquisition facility. The acquired assets include CMJ’s leasehold interest in its single facility located in Ramsey, New Jersey. The Company operates the acquired business under the “C.M. Jackson Associates, Inc.” name. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The CMJ Consideration included deferred consideration of $2,500 paid in February 2008 and $2,000 paid in February 2009. The deferred consideration installments were subject to forfeiture if certain key CMJ employees now employed by the Company terminate their employment before the expiration of their respective employment agreements. An additional amount would have been payable with the second deferred installment only if the acquired business achieved a specified threshold of earnings before interest, depreciation and amortization. This $4,500 of deferred consideration was recognized as compensation expense of $1,375 and $3,125 for the years ended December 31, 2008 and 2007, respectively. The purchase price allocation for the acquisition from CMJ is provided below.

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

The following table presents the unaudited pro forma results of operations for the Company for the year ended December 31, 2007. The unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2007 as if the McGurk acquisition had occurred as of January 1, 2007. The pro forma information contains the actual combined operating results of the Company and McGurk, with the results prior to the acquisition adjusted to include the pro forma impact of (1) amortization expense associated with the customer relationships and other intangible assets (calculated using a useful life of 20 years) recorded in connection with the preliminary purchase price allocation, (2) interest expense associated with the McGurk Borrowing of $15,000 at a variable rate of LIBOR plus 2.5%, and (3) income tax expense at a blended rate of 38.5%.

Pro forma Year Ended December 31, 2007
Revenues	$313,548
Net income (loss)	(2,134)

H.	Short-Term and Long-Term Obligations

	December 31, 2009	December 31, 2008
Senior secured term loan	$94,763	$105,171
Borrowings on senior acquisition loan facility	38,977	39,369
Senior subordinated notes	174,500	200,000
Capital lease obligations	629	1,160

	308,869	345,700
Less short-term and long-term obligations due within one year	(951)	(1,089)

	$307,918	$344,611

The Company has a $193,700 senior credit facility offered by a syndicate of banks, financial institutions and other entities led by UBS Securities LLC and Lehman Brothers Inc. consisting of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions.

The $94,763 outstanding on the term loan facility at December 31, 2009 is payable at maturity on December 30, 2011. At December 31, 2009, the balance outstanding on the term loan facility consisted of $69,821 of borrowings denominated in the United States dollar, $17,625 of borrowings denominated in the Canadian dollar, and $7,317 of borrowings denominated in pound sterling. Borrowings on the term loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2009, the weighted average interest rate on the term loan facility was 2.9%.

The senior credit facility requires mandatory prepayment, subject to certain exceptions and limitations, with: 100% of the net cash proceeds from asset sales by the Company; 100% of the net cash proceeds of issuances of debt or preferred stock by the Company; and 50% of the Company’s excess cash flow, as defined in the senior secured credit facility.

At December 31, 2009 and 2008, no amounts were drawn on the revolving credit facility. The revolving credit facility (the “Revolver”) provides for $35,000 of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8,920 (or 25.49%) of the total $35,000 available under the Revolver. As Lehman has been unable or unwilling to fund its portion of loans under the Revolver, the amount actually available under the Revolver is $26,080. Unused portions of the Revolver are charged a fee of 0.5%. Fees incurred on the unused portion of the Revolver were $94, $168, and $175 for the years ended December 31, 2009, 2008, and 2007, respectively. Borrowings on the Revolver bear interest at a variable rate of LIBOR plus 2.5%. The Revolver is available through December 30, 2010. The Company plans to obtain a new revolving credit facility during 2010 that will provide borrowing availability in the range of $10 million to $20 million.

At December 31, 2009 and 2008, $38,977 and $39,369, respectively, were outstanding on the acquisition loan facility. The outstanding balance on the acquisition loan facility is payable in quarterly installments of approximately $100 through September 2011, with the remaining amount due at maturity on December 30, 2011. The availability of additional borrowings on the acquisition loan facility expired on December 31, 2007. Fees incurred on the unused portion of the acquisition loan facility were $0, $0, and $320 for the years ended December 31, 2009, 2008 and 2007, respectively. Borrowings on the acquisition loan facility bear interest at a variable rate of LIBOR plus 2.5%. At December 31, 2009, the weighted average interest rate on the acquisition loan facility was 2.8%.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior credit facility agreement. The senior credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2009, the Company was in compliance with these covenants.

In December 2005, the Company issued $200.0 million of 12% senior subordinated notes maturing on December 15, 2013 (“Notes”). In February 2009, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired an aggregate principal amount of $25,500 of the Notes for a cash purchase price of $15,000, together with accrued interest on the Notes. With the cancellation of these repurchased Notes, $174,500 aggregate principal amount of Notes remain outstanding. The Notes bear interest at the rate of 12% per year, which is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries and rank secondary to the Company’s senior credit facility. The Notes contain restrictive covenants as stated in the indenture agreement, including limitations on the Company’s ability to incur additional debt.

The Company may redeem all or part of the aggregate principal amount of the senior subordinated notes at a redemption price from 103% in 2010 to 100% in 2011 of the principal amount, plus accrued and unpaid interest to the redemption date.

The capital lease obligations relate to vehicles and computer graphic design and related equipment. Lease payments are due in equal monthly installments and the leases mature at various dates through April 2013.

All of the long-term debt, including capital lease obligations, matures within the next four years. The amount maturing by year is $951 in 2010, $133,388 in 2011, $22 in 2012, $174,508 in 2013.

I.	Interest Expense

Interest expense consists of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest on senior term loan	$3,932	$7,931	$9,436
Interest on borrowings on acquisition facility	1,371	2,475	1,493
Interest on senior subordinated notes	21,305	24,000	24,000
Amortization of deferred financing costs	2,981	1,865	1,394
Commitment fees on senior credit facility	174	248	577
Other	154	26	29

Total	$29,917	$36,545	$36,929

J.	Other Expense (Income), net

Other expense (income), net consists of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Foreign exchange loss (gain) recognized	$1,735	$(2,364)	$1,141
Interest income	(4)	(372)	(748)
Other	22	587	104

Total	$1,753	$(2,149)	$497

K.	Gain on Debt Extinguishment

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

L.	Related Party Transactions

The Company incurred and paid management advisory fees of $500 annually during 2009, 2008 and 2007 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

In April of 2007, one of our vendors became a related party when the majority ownership of that vendor was acquired by a third party that could exert significant influence over both the Company and that vendor. Amounts paid to that vendor were approximately $3,262 during 2009, $1,876 during 2008 and $954 during the period from April through December 31, 2007. Payable amounts outstanding to this vendor were approximately $360 at December 31, 2009 and $305 at December 31, 2008. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business and there were no significant changes in terms with this vendor during 2009, 2008, or 2007.

M.	Lease Expense

Certain buildings and office space are under operating lease agreements. Total expense for all leases was $9,017, $10,058, and $9,039 in 2009, 2008, and 2007, respectively. Under long-term leases, minimum annual rentals are $6,815 in 2010, $5,869 in 2011, $4,236 in 2012, $2,446 in 2013, $2,149 in 2014 and $8,216 thereafter.

N.	Employee Benefit Contribution Plans

Defined Contribution Plan

The Company offers the Southern Graphic Systems, Inc. Savings Plan (the “Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. The Savings Plan is funded with both employer and employee contributions. Participants in the Savings Plan may voluntarily contribute up to 16% of their annual pay into the Savings Plan, not to exceed an annual dollar limitation, which was $16,500, $15,500 and $15,500 in 2009, 2008 and 2007, respectively. The Savings Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Savings Plan provides that, for any plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the Savings Plan are included in costs of operations and were $3,520, $3,207 and $3,312 in 2009, 2008 and 2007, respectively. There were no discretionary contributions in 2009, 2008, or 2007.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan, the Southern Graphic Systems, Inc. Deferred Compensation Plan (“NQDC Plan”), for the benefit of employees defined by the Internal Revenue Service as highly compensated. The NQDC Plan is funded with both employer and employee contributions. Participants in the NQDC Plan may voluntarily contribute up to an amount equal to (a) the amount the participant would have deferred under the Savings Plan if the annual qualified plan limits did not apply minus (b) the participant’s actual deferral to the Savings Plan. The NQDC Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the NQDC Plan provides that, for any NQDC Plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the NQDC Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the NQDC Plan are included in costs of operations and were $74, $85 and $64 in 2009, 2008 and 2007, respectively. There were no discretionary contributions in 2009, 2008, or 2007

Changes in the fair value of the trading securities related to the NQDC Plan and the corresponding change in the associated liability are included within other expense (income) in the Consolidated Statements of Operations. Historically, these changes have resulted in no impact to the Consolidated Statements of Operations.

O.	Income Taxes

The components of income (loss) before taxes on income (loss) from continuing operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
U.S.	$25,546	$1,085	$(5,255)
Foreign	(697)	(2,516)	1,262

	$24,849	$(1,431)	$(3,993)

The provision (benefit) for taxes on income (loss) from continuing operations consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Current:
U.S. Federal	$258	$-	$-
Foreign	(165)	1,007	162
State	-	-	-

	93	1,007	162

Deferred:
U.S. Federal	8,697	722	(463)
Foreign	804	(1,790)	(857)
State	1,155	76	(24)

	10,656	(992)	(1,344)

	$10,749	$15	$(1,182)

The reconciliation between the provision (benefit) for taxes on income (loss) for continuing operations computed by applying the federal statutory tax rate to income (loss) before taxes on income (loss) from continuing operations and the actual provision is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

U.S. federal statutory rate	35.0%	35.0%	34.0%
State tax net of federal benefit	4.5%	-3.3%	0.7%
Taxes on foreign income	0.2%	-4.6%	0.3%
Permanent differences	1.3%	-23.6%	-9.6%
Valuation allowance	3.5%	-14.5%	-6.3%
Rate changes (1)	-0.5%	9.9%	10.1%
Other	-0.7%	-	0.4%

Effective tax rate	43.3%	-1.1%	29.6%

(1) The impact for the rate changes in 2008 were primarily due to adjusting the net deferred tax assets for a 2.5% decrease in the tax rates in Canada while the rate changes in 2007 were related to the United Kingdom enacting a tax rate change in July 2007 that reduced the tax rate in the United Kingdom by 2.0% effective April 1, 2008.

The components of net deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Deferred Tax Assets:
Employee benefits	$1,941	$65
Foreign alternative minimum tax and other credits	3,072	1,919
Tax loss carry forwards	11,958	17,977
Reserves for customer receivables	328	453
Unrealized foreign currency translation items	-	272
Other	634	433
Valuation allowance	(1,994)	(1,117)

Total deferred tax assets	$15,939	$20,002

Deferred Tax Liabilities:
Amortization	$(18,748)	$(15,958)
Depreciation	(6,431)	(4,763)
Interest on intercompany notes	(8,157)	(5,771)
Unrealized foreign currency translation items	(206)	-
Foreign currency gain on senior secured term loan	(203)	(535)
Other	(206)	(202)

Total deferred tax liabilities	$(33,951)	$(27,229)

The Company has recorded a valuation allowance against a portion of its foreign tax credit carry forwards because it is more likely than not that this portion of the carry forwards will not be realized.

The Company has net operating loss carry forwards in various tax jurisdictions at December 31, 2009 as follows:

United States	$24,509 expiration beginning December 31, 2026
Canada	$7,405 expiration beginning December 31, 2026
The Netherlands	$850 with no expiration date
Mexico	$135 expiration beginning December 31, 2016
The Philippines	$118 with no expiration date

The Company believes it will be able to utilize all of the net operating loss carry forwards prior to their expiration. In the United States, the amortization of goodwill and other intangible assets for tax purposes is a major factor generating the net operating loss carry forwards. The amortization of goodwill and other intangible assets for tax purposes reduces taxable income by approximately $15,000 per year which will end on December 31, 2020. This will result in a $15,000 increase in taxable income from 2020 through 2026 which is when the net operating losses begin to expire. We believe that even if we are unable to generate taxable income prior to 2020, the taxable income increase due to decreased tax amortization is more than enough to fully utilize all net operating losses prior to expiration. Additionally, the Company has recorded a deferred tax liability on $16,759 of interest income in a U.S. controlled foreign corporation that will become taxable income when repatriated. If the Company should ever choose to repatriate this income, the related tax liability will be realized resulting in the utilization of a portion of the net operating loss carry forwards. We further believe that our acquisitions in Canada over the last two years combined with our ability to adjust tax depreciation schedules in Canada will generate enough taxable income to utilize our Canadian operating losses. As such, no valuation allowance has been recorded against any of our net operating loss carryforwards. The Company continuously evaluates the need to record a valuation allowance and will recognize such valuation allowance if it is deemed necessary due to a change in expectations about the ability to realize the full value of the net operating loss carryforwards.

Due to a change in the ownership of Court Square Capital Partners, L.P. that occurred in June of 2008, the United States net operating losses are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available net operating losses and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership in June of 2008 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $7,400 per year of its United States net operating losses generated prior to June 2008 until they would otherwise expire. Based on this calculation, the Section 382 Limitation will have no impact on our ability to utilize our net operating losses in 2012 and beyond. Our current taxable income projections and tax planning strategies indicate that this limitation may have an impact on the timing of the utilization of some of our United States net operating loss carryforwards prior to 2012.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2009 and 2008, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,893 and $1,739, respectively. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations are expected to be offset with foreign tax credits.

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. The Company continues to evaluate tax elections and strategies to minimize its tax exposures in accordance with the Fifth Protocol provisions.

P.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized upon the level of judgment associated with the inputs used to measure their values. These categories include (in descending order of priority): Level 1 inputs are observable inputs such as quoted prices in active markets; Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its owns assumptions. The estimated fair value of the Company’s investments in the non-qualified Southern Graphic Systems, Inc. Deferred Compensation Plan and the related offsetting liability are presented at fair value in the Company’s balance sheets. Investments in the Southern Graphic Systems, Inc. Deferred Compensation Plan are included in other assets and the offsetting liability is included in non-current liabilities on the Company’s consolidated balance sheets.

The following table shows assets measured at fair value as of December 31, 2009 on the Company’s balance sheet, and the input categories associated with those assets:

		Fair Value Measurements
	Total Fair Value	at Reporting Date Using
	at December 31, 2009	Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$954	$954

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $182,087 at December 31, 2009. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active. The estimated fair value is $182,087 based on the average price of the Notes either traded or purchased by third parties between January 1, 2010 and February 28, 2010.

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

Q.	Cash Flow Information

Cash paid for interest was $26,566, $34,567, and $35,479 for the years ended December 31, 2009, 2008, and 2007, respectively.

Cash paid for income taxes was $880 for the year ended December 31, 2009. The amount of cash paid for income taxes was not significant for the years ended December 31, 2008 or 2007.

Assets acquired under capital lease obligations were $1,512 for the year ended December 31, 2007. There were no assets acquired under capital lease obligations for the years ended December 31, 2009 or 2008.

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

S.	Significant Interim Financial Information

During the fourth quarter of 2009, the Company recorded certain year-end adjustments resulting in an additional $860 of interest expense. The additional interest expense related to the amortization of deferred financing fees a portion of which should have been recorded in previous periods.

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

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$237	$3,005	$7,468	$-	$10,710
Receivables from customers, less allowances	-	39,328	21,527	-	60,855
Intercompany receivables	415,780	140,374	5,158	(561,312)	-
Inventories	-	6,125	2,804	-	8,929
Deferred income taxes	-	2,453	97	-	2,550
Prepaid expenses and other current assets	160	1,975	1,986	-	4,121

Total current assets	416,177	193,260	39,040	(561,312)	87,165
Investment in subsidiaries	127,916	30,005	-	(157,921)	-
Properties, plants and equipment, net	-	34,207	8,390	-	42,597
Goodwill	-	121,013	62,126	-	183,139
Other intangible assets, net	-	119,121	46,124	-	165,245
Deferred financing costs, net	4,120	-	-	-	4,120
Other assets	-	1,094	313	-	1,407

Total assets	$548,213	$498,700	$155,993	$(719,233)	$483,673

Liabilities
Current liabilities
Accounts payable, trade	$423	$8,514	$4,561	$-	$13,498
Intercompany payables	137,612	388,870	34,830	(561,312)	-
Accrued compensation	-	5,390	1,312	-	6,702
Accrued taxes, including taxes on income	-	496	1,650	-	2,146
Accrued interest	187	1,199	2	-	1,388
Other current liabilities	-	6,845	3,885	-	10,730
Current portion of long-term obligations	388	563	-	-	951

Total current liabilities	138,610	411,877	46,240	(561,312)	35,415
Noncurrent liabilities
Long-term obligations, net of current portion	290,227	66	17,625	-	307,918
Noncurrent liabilities	-	988	280	-	1,268
Deferred income taxes	866	6,314	13,382	-	20,562

Total liabilities	429,703	419,245	77,527	(561,312)	365,163

Contingencies and commitments

Stockholders’ equity:
Common stock	-	-	-	-	-
Other stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total liabilities and stockholders’ equity	$548,213	$498,700	$155,993	$(719,233)	$483,673

Supplemental Condensed Consolidating Balance Sheet

December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$410	$3,382	$6,974	$-	$10,766
Receivables from customers, less allowances	-	38,435	17,867	-	56,302
Intercompany receivables	391,639	91,750	2,624	(486,013)	-
Inventories	-	6,477	2,587	-	9,064
Deferred income taxes	-	581	118	-	699
Prepaid expenses and other current assets	78	2,322	1,380	-	3,780

Total current assets	392,127	142,947	31,550	(486,013)	80,611
Investment in subsidiaries	106,624	33,694	-	(140,318)	-
Properties, plants and equipment, net	-	36,916	9,270	-	46,186
Goodwill	-	120,966	51,652	-	172,618
Other intangible assets, net	-	126,492	42,722	-	169,214
Deferred financing costs, net	7,100	-	-	-	7,100
Deferred income taxes	1,635	1,211	-	(2,846)	-
Other assets	-	164	220	-	384

Total assets	$507,486	$462,390	$135,414	$(629,177)	$476,113

Liabilities
Current liabilities
Accounts payable, trade	$562	$9,084	$4,890	$-	$14,536
Intercompany payables	90,135	362,941	32,937	(486,013)	-
Accrued compensation	-	5,238	682	-	5,920
Accrued taxes, including taxes on income	-	345	1,156	-	1,501
Accrued interest	6	1,010	2	-	1,018
Other current liabilities	-	8,276	1,516	-	9,792
Current portion of long-term obligations	392	674	23	-	1,089

Total current liabilities	91,095	387,568	41,206	(486,013)	33,856
Noncurrent liabilities
Long-term obligations, net of current portion	326,875	463	17,273	-	344,611
Noncurrent liabilities	-	-	204	-	204
Deferred income taxes	-	-	10,772	(2,846)	7,926

Total liabilities	417,970	388,031	69,455	(488,859)	386,597

Contingencies and commitments

Stockholders’ equity:
Common stock	-	-	-	-	-
Other stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total stockholder’s equity	89,516	74,359	65,959	(140,318)	89,516

Total liabilities and stockholders’ equity	$507,486	$462,390	$135,414	$(629,177)	$476,113

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$-	$231,185	$92,272	$-	$323,457
Intercompany sales	-	2,066	6,031	(8,097)	-

Total net sales	-	233,251	98,303	(8,097)	323,457

Costs of operations:
Cost of goods sold (exclusive of depreciation)	-	145,427	65,520	(8,097)	202,850
Selling, general and administrative expenses	1,635	31,685	17,706	-	51,026
Depreciation and amortization	-	17,540	6,022	-	23,562

Income from (loss on) operations	(1,635)	38,599	9,055	-	46,019

Non-operating expenses:
Interest expense	5,114	24,019	784	-	29,917
Gain on debt extinguishment, net	(10,500)	-	-	-	(10,500)
Other expense (income), net	(2,152)	(114)	4,019	-	1,753

Total non-operating (income) expenses	(7,538)	23,905	4,803	-	21,170

Equity in net income of subsidiaries	10,698	-	-	(10,698)	-

Income from continuing operations before income taxes	16,601	14,694	4,252	(10,698)	24,849
Provision for income taxes	2,501	5,910	2,338	-	10,749

Income from continuing operations	14,100	8,784	1,914	(10,698)	14,100

Income from discontinued operations	-	-	-	-	-
Provision for income taxes on discontinued operations	-	-	-	-	-

Net income	$14,100	$8,784	$1,914	$(10,698)	$14,100

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$-	$220,742	$102,776	$-	$323,518
Intercompany sales	-	2,587	8,723	(11,310)	-

Total net sales	-	223,329	111,499	(11,310)	323,518

Costs of operations:
Cost of goods sold (exclusive of depreciation)	-	142,079	81,526	(11,310)	212,295
Selling, general and administrative expenses	1,684	30,808	17,107	-	49,599
Depreciation and amortization	-	21,321	7,338	-	28,659

Income from (loss on) operations	(1,684)	29,121	5,528	-	32,965

Non-operating expenses:
Interest expense	7,290	29,563	(308)	-	36,545
Other expense (income), net	(6,375)	622	3,604	-	(2,149)

Total non-operating expenses	915	30,185	3,296	-	34,396

Equity in net income of subsidiaries	838	-	-	(838)	-

Income from (loss on) on continuing operations before income taxes	(1,761)	(1,064)	2,232	(838)	(1,431)
Provision (benefit) for income taxes	(315)	(825)	1,155	-	15

Income from (loss on) on continuing operations	(1,446)	(239)	1,077	(838)	(1,446)

Income from discontinued operations	-	-	-	-	-
Provision for income taxes on discontinued operations	-	-	-	-	-

Net income (loss)	$(1,446)	$(239)	$1,077	$(838)	$(1,446)

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$-	$217,611	$91,198	$-	$308,809
Intercompany sales	-	3,522	2,676	(6,198)	-

Total net sales	-	221,133	93,874	(6,198)	308,809

Costs of operations:
Cost of goods sold (exclusive of depreciation)	-	139,951	71,379	(6,198)	205,132
Selling, general and administrative expenses	1,934	35,896	8,725	-	46,555
Depreciation and amortization	-	17,602	6,087	-	23,689

Income from (loss on) operations	(1,934)	27,684	7,683	-	33,433

Non-operating expenses:
Interest expense	3,463	30,937	2,529	-	36,929
Other expense (income), net	(3,376)	(954)	4,827	-	497

Total non-operating expenses	87	29,983	7,356	-	37,426

Equity in net income of subsidiaries	484	-	-	(484)	-

Income from (loss on) on continuing operations before income taxes	(1,537)	(2,299)	327	(484)	(3,993)
Provision (benefit) for income taxes	602	(2,374)	590	-	(1,182)

Income from (loss on) on continuing operations	(2,139)	75	(263)	(484)	(2,811)

Income from discontinued operations	-	-	842	-	842
Provision for income taxes on discontinued operations	-	-	170	-	170

Net income (loss)	$(2,139)	$75	$409	$(484)	$(2,139)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$26,805	$10,981	$3,981	$-	$41,767

Investing activities:
Capital expenditures	-	(7,736)	(1,161)	-	(8,897)
Proceeds from sales of assets	-	47	19	-	66
Business acquisitions, net of cash acquired	-	(3,047)	(897)	-	(3,944)

Cash used in investing activities	-	(10,736)	(2,039)	-	(12,775)

Financing activities:
Borrowings on revolving credit facility	(22,727)	-	-	-	(22,727)
Payments on revolving credit facility	22,727	-	-	-	22,727
Payments to extinguish senior subordinated notes	(15,000)	-	-	-	(15,000)
Payments on senior term loan and acquisition facility	(11,978)	-	(2,423)	-	(14,401)
Payments on other long-term debt	-	(622)	(23)	-	(645)

Cash used in financing activities	(26,978)	(622)	(2,446)	-	(30,046)

Effect of exchange rate changes on cash	-	-	998	-	998

Net change in cash and cash equivalents	(173)	(377)	494	-	(56)

Cash and cash equivalents, beginning of period	410	3,382	6,974	-	10,766

Cash and cash equivalents, end of period	$237	$3,005	$7,468	$-	$10,710

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$6,580	$11,697	$9,001	$-	$27,278

Investing activities:
Capital expenditures	-	(8,274)	(4,457)	-	(12,731)
Proceeds from sales of assets	-	524	242	-	766
Business acquisitions, net of cash acquired	-	(3,013)	(23,959)	-	(26,972)

Cash used in investing activities	-	(10,763)	(28,174)	-	(38,937)

Financing activities:
Payments for deferred financing fees	(117)	-	-	-	(117)
Payments on senior term loan and acquisition facility	(7,843)	-	(1,680)		(9,523)
Payments on other long-term debt	-	(620)	(77)	-	(697)
Intercompany financing	(15,725)	-	15,725	-	-

Cash provided by (used in) financing activities	(23,685)	(620)	13,968	-	(10,337)

Effect of exchange rate changes on cash	-	-	(1,705)	-	(1,705)

Net change in cash and cash equivalents	(17,105)	314	(6,910)	-	(23,701)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	-	34,467

Cash and cash equivalents, end of period	$410	$3,382	$6,974	$-	$10,766

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$5,238	$8,286	$10,286	$-	$23,810

Investing activities:
Capital expenditures	-	(8,913)	(2,195)	-	(11,108)
Proceeds from sales of assets	-	1,500	(872)	-	628
Business acquisitions, net of cash acquired	(28,520)	-	(742)	-	(29,262)

Cash used in investing activities	(28,520)	(7,413)	(3,809)	-	(39,742)

Financing activities:
Payments for deferred financing fees	(65)	-	-	-	(65)
Borrowings on acquisition facility	40,000	-	-	-	40,000
Payments on senior term loan and acquisition facility	(1,238)	-	(216)	-	(1,454)
Payments on other long-term debt	-	(90)	(1,970)	-	(2,060)

Cash provided by (used in) financing activities	38,697	(90)	(2,186)	-	36,421

Effect of exchange rate changes on cash	-	-	1,320	-	1,320

Net change in cash and cash equivalents	15,415	783	5,611	-	21,809

Cash and cash equivalents, beginning of period	2,100	2,285	8,273	-	12,658

Cash and cash equivalents, end of period	$17,515	$3,068	$13,884	$-	$34,467

Schedule II—Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (REDUCTIONS) CHARGED TO EXPENSE	WRITE-OFFS AND OTHER REDUCTIONS TO THE ALLOWANCE	CHANGES DUE TO PURCHASE ACCOUNTING	BALANCE AT END OF PERIOD

	(IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2009	$1,327	$2,825	$(2,948)	$-	$1,204
Year ended December 31, 2008	830	2,321	(1,853)	29	1,327
Year ended December 31, 2007	1,422	1,236	(1,828)	-	830

DEFERRED TAX VALUATION ALLOWANCE

Year ended December 31, 2009	$1,117	$877	$-	$-	$1,994
Year ended December 31, 2008	706	411	-	-	1,117
Year ended December 31, 2007	297	409	-	-	706