Form 10-Q
period 2010-03-31
SGS International, Inc.
filed 2010-05-10
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

NET SALES	$86,287	$80,697

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	50,770	51,377
Selling, general, and administrative expenses	13,661	12,656
Depreciation and amortization	5,847	5,729

INCOME FROM OPERATIONS	16,009	10,935

NON-OPERATING EXPENSES (INCOME):

Interest expense, net	6,678	8,080
Gain on debt extinguishment	—	(10,500)
Other expense (income), net	566	(548)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,765	13,903

PROVISION FOR INCOME TAXES	3,234	5,511

NET INCOME	$5,531	$8,392

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,356	$10,710
Receivables from customers, less allowances of $1,339 and $1,204 at March 31, 2010 and December 31, 2009, respectively	65,582	60,855
Inventories	11,098	8,929
Deferred income taxes	2,406	2,550
Prepaid expenses and other current assets	4,289	4,121

Total current assets	92,731	87,165

Properties, plants and equipment, net	42,196	42,597
Goodwill	183,893	183,139
Other intangible assets, net	166,678	165,245
Deferred financing costs, net	3,728	4,120
Other assets	1,508	1,407

TOTAL ASSETS	$490,734	$483,673

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$14,410	$13,498
Accrued compensation	3,307	6,702
Accrued taxes, including taxes on income	2,038	2,146
Accrued interest	6,586	1,388
Other current liabilities	8,747	10,730
Current portion of short-term and long-term obligations	842	951

Total current liabilities	35,930	35,415
Long-term obligations, net of current portion	305,342	307,918
Non-current liabilities	1,209	1,268
Deferred income taxes	23,502	20,562

Total liabilities	365,983	365,163

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	865	155
Retained earnings	16,886	11,355

Total stockholder’s equity	124,751	118,510

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$490,734	$483,673

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholder’s Equity

(unaudited)

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance at December 31, 2009		$—	$107,000	$11,355	$155	$118,510

Comprehensive income:

Net income	$5,531	—	—	5,531	—	5,531

Cumulative translation adjustments, net	710	—	—	—	710	710

Comprehensive income	$6,241

Balance at March 31, 2010		$—	$107,000	$16,886	$865	$124,751

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES	$5,224	$6,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(2,233)	(1,860)
Proceeds from sales of equipment	8	3
Business acquisitions, net of cash acquired	(1,609)	(3,106)

Net cash used in investing activities	(3,834)	(4,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	—	14,903
Payments on revolving credit facility	—	(6,000)
Payments to extinguish senior subordinated notes	—	(15,000)
Payments on senior term loan and acquisition facility	(2,624)	(98)
Payments on other long-term debt	(103)	(208)

Net cash used in financing activities	(2,727)	(6,403)

Effect of exchange rate changes on cash	(17)	(88)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,354)	(4,476)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,710	10,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,356	$6,290

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2009 in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	March 31, 2010	December 31, 2009
Raw materials	$2,964	$2,571
Work-in-process	8,134	6,358

Total	$11,098	$8,929

Use of Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments and actual results could differ from those estimates upon subsequent resolution of some matters.

Recently Issued and Adopted Accounting Standards

In October 2009, the FASB issued new accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We are currently assessing the potential effect, if any, on our financial statements

In January 2010, the FASB issued new accounting guidance and reporting standards requiring enhanced disclosures and clarifying existing disclosures for (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) transfers between Levels 1, 2, and 3. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for disclosures concerning the activity for Level 3 fair value measurements that are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2010	December 31, 2009

Goodwill, cost	$183,893	$183,139

Customer relationships, cost	$176,301	$176,459
Customer relationships, accumulated amortization	(34,830)	(32,659)

Other intangible assets, cost	30,906	26,732
Other intangible assets, accumulated amortization	(5,699)	(5,287)

Total	$166,678	$165,245

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the three months ended March 31, 2010 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2009	$183,139	$176,459	$26,732

Payment for exclusive supply agreement	—	—	4,163

Changes due to foreign currency fluctuations	754	(158)	11

Balance at March 31, 2010	$183,893	$176,301	$30,906

Amortization of customer relationships and other intangible assets is estimated to be between $10,000 and $11,000 in total per year from 2010 through 2014.

Amortization of the payment for the exclusive supply agreement is recorded as a reduction in sales. Such amortization is expected to be $833 annually and was $112 for the quarter ended March 31, 2010.

C.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest on senior term loan	$698	$1,166
Interest on borrowings on acquisition facility	278	407
Interest on senior subordinated notes	5,235	5,484
Amortization of deferred financing costs	392	875
Commitment fees on senior credit facility	53	41
Other	22	107

Total	$6,678	$8,080

D.	Gain on Debt Extinguishment

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

E.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their values. These categories include (in descending order of priority): Level 1 inputs are observable inputs such as quoted prices in active markets; Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The estimated fair value of the Company’s investments in the non-qualified Southern Graphic Systems, Inc. Deferred Compensation Plan and the related offsetting liability are presented at fair value in the Company’s balance sheets. Investments in the Southern Graphic Systems, Inc. Deferred Compensation Plan are included in other assets and the offsetting liability is included in non-current liabilities on the Company’s consolidated balance sheets.

The following table shows assets measured at fair value as of March 31, 2010 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at March 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,006	$1,006

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $182,751 at March 31, 2010. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active. The estimated fair value is $182,751 based on the average price of the Notes either traded or purchased by third parties between March 1, 2010 and April 30, 2010.

F.	Commitments and Contingencies

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

The effective tax rate for the quarter ended March 31, 2010 was 36.9% compared to 39.6% for the quarter ended March 31, 2009. The decrease in the effective tax rate for the quarter was primarily due to the combination of the reduction in the Canadian statutory tax rate and the global dispersion of income before taxes.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2010, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,818. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

Certain reclassifications for intercompany interest related items have been made to the consolidating statement of operations for the three months ended March 31, 2009 to conform to the presentation for the three months ended March 31, 2010.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$145	$3,608	$5,603	$—	$9,356
Receivables from customers, less allowances	—	44,852	20,730	—	65,582
Intercompany receivables	415,515	143,588	7,643	(566,746)	—
Inventories	—	7,719	3,379	—	11,098
Deferred income taxes	479	1,829	98	—	2,406
Prepaid expenses and other current assets	150	2,058	2,081	—	4,289

Total current assets	416,289	203,654	39,534	(566,746)	92,731
Investment in subsidiaries	134,022	30,005	36,567	(200,594)	—
Properties, plants and equipment, net	—	33,845	8,351	—	42,196
Goodwill	—	119,970	63,923	—	183,893
Other intangible assets, net	—	121,330	45,348	—	166,678
Deferred financing costs, net	3,728	—	—	—	3,728
Other assets	—	1,146	362	—	1,508

Total assets	$554,039	$509,950	$194,085	$(767,340)	$490,734

Liabilities
Current liabilities
Accounts payable, trade	$642	$9,035	$4,733	$—	$14,410
Intercompany payables	139,733	391,894	35,119	(566,746)	—
Accrued compensation	—	2,167	1,140	—	3,307
Accrued taxes, including taxes on income	—	568	1,470	—	2,038
Accrued interest	192	6,392	2	—	6,586
Other current liabilities	—	6,331	2,416	—	8,747
Current portion of short-term and long-term obligations	388	454	—	—	842

Total current liabilities	140,955	416,841	44,880	(566,746)	35,930
Non-current liabilities
Long-term obligations, net of current portion	287,691	61	17,590	—	305,342
Non-current liabilities	—	1,030	179	—	1,209
Deferred income taxes	642	8,426	14,434	—	23,502

Total liabilities	429,288	426,358	77,083	(566,746)	365,983

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	124,751	83,592	117,002	(200,594)	124,751

Total stockholder’s equity	124,751	83,592	117,002	(200,594)	124,751

Total liabilities and stockholder’s equity	$554,039	$509,950	$194,085	$(767,340)	$490,734

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$237	$3,005	$7,468	$—	$10,710
Receivables from customers, less allowances	—	39,328	21,527	—	60,855
Intercompany receivables	415,780	140,374	5,158	(561,312)	—
Inventories	—	6,125	2,804	—	8,929
Deferred income taxes	—	2,453	97	—	2,550
Prepaid expenses and other current assets	160	1,975	1,986	—	4,121

Total current assets	416,177	193,260	39,040	(561,312)	87,165
Investment in subsidiaries	127,916	30,005	—	(157,921)	—
Properties, plants and equipment, net	—	34,207	8,390	—	42,597
Goodwill	—	121,013	62,126	—	183,139
Other intangible assets, net	—	119,121	46,124	—	165,245
Deferred financing costs, net	4,120	—	—	—	4,120
Other assets	—	1,094	313	—	1,407

Total assets	$548,213	$498,700	$155,993	$(719,233)	$483,673

Liabilities
Current liabilities
Accounts payable, trade	$423	$8,514	$4,561	$—	$13,498
Intercompany payables	137,612	388,870	34,830	(561,312)	—
Accrued compensation	—	5,390	1,312	—	6,702
Accrued taxes, including taxes on income	—	496	1,650	—	2,146
Accrued interest	187	1,199	2	—	1,388
Other current liabilities	—	6,845	3,885	—	10,730
Current portion of short-term and long-term obligations	388	563	—	—	951

Total current liabilities	138,610	411,877	46,240	(561,312)	35,415
Non-current liabilities
Long-term obligations, net of current portion	290,227	66	17,625	—	307,918
Non-current liabilities	—	988	280	—	1,268
Deferred income taxes	866	6,314	13,382	—	20,562

Total liabilities	429,703	419,245	77,527	(561,312)	365,163

Contingencies and commitments

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total liabilities and stockholder’s equity	$548,213	$498,700	$155,993	$(719,233)	$483,673

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$61,180	$25,107	$—	$86,287
Intercompany sales	—	749	1,213	(1,962)	—

Total net sales	—	61,929	26,320	(1,962)	86,287

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	36,310	16,422	(1,962)	50,770
Selling, general and administrative expenses	542	8,573	4,546	—	13,661
Depreciation and amortization	—	4,278	1,569	—	5,847

Income (loss) from operations	(542)	12,768	3,783	—	16,009

Interest expense, net	205	5,741	732	—	6,678
Other expense (income), net	(178)	105	639	—	566

Income (loss) from operations before equity in net income from subsidiaries	(569)	6,922	2,412	—	8,765

Equity in net income of subsidiaries	5,396	—	—	(5,396)	—

Income from operations before income taxes	4,827	6,922	2,412	(5,396)	8,765
Provision (benefit) for income taxes	(704)	2,785	1,153	—	3,234

Net income	$5,531	$4,137	$1,259	$(5,396)	$5,531

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$60,405	$20,292	$—	$80,697
Intercompany sales	—	280	948	(1,228)	—

Total net sales	—	60,685	21,240	(1,228)	80,697

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	37,489	15,116	(1,228)	51,377
Selling, general and administrative expenses	387	8,563	3,706	—	12,656
Depreciation and amortization	—	4,372	1,357	—	5,729

Income (loss) from operations	(387)	10,261	1,061	—	10,935

Interest expense, net	974	6,337	769	—	8,080
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	(58)	(32)	(458)	—	(548)

Income from operations before equity in net income from subsidiaries	9,197	3,956	750	—	13,903

Equity in net income of subsidiaries	2,522	—	—	(2,522)	—

Income from operations before income taxes	11,719	3,956	750	(2,522)	13,903
Provision for income taxes	3,327	1,614	570	—	5,511

Net income	$8,392	$2,342	$180	$(2,522)	$8,392

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$2,060	$2,308	$856	$—	$5,224

Investing activities:
Acquisition of properties, plants and equipment	—	(1,610)	(623)	—	(2,233)
Proceeds from sales of assets	—	8	—	—	8
Business acquisitions, net of cash acquired	—	—	(1,609)	—	(1,609)

Net cash used in investing activities	—	(1,602)	(2,232)	—	(3,834)

Financing activities:
Payments on senior term loan and acquisition facility	(2,152)	—	(472)	—	(2,624)
Payments on other long-term debt	—	(103)	—	—	(103)

Net cash used in financing activities	(2,152)	(103)	(472)	—	(2,727)

Effect of exchange rate changes on cash	—	—	(17)	—	(17)

Decrease in cash and cash equivalents	(92)	603	(1,865)	—	(1,354)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$145	$3,608	$5,603	$—	$9,356

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$5,823	$3,821	$(2,666)	$—	$6,978

Investing activities:
Acquisition of properties, plants and equipment	—	(1,269)	(591)	—	(1,860)
Proceeds from sales of assets	—	—	3	—	3
Business acquisitions, net of cash acquired	—	(3,046)	(60)	—	(3,106)

Net cash used in investing activities	—	(4,315)	(648)	—	(4,963)

Financing activities:
Borrowings on revolving credit facility	14,903	—	—	—	14,903
Payments on revolving credit facility	(6,000)	—	—	—	(6,000)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on acquisition facility	(98)	—	—	—	(98)
Payments on other long-term debt	—	(200)	(8)	—	(208)

Net cash used in financing activities	(6,195)	(200)	(8)	—	(6,403)

Effect of exchange rate changes on cash	—	—	(88)	—	(88)

Net change in cash and cash equivalents	(372)	(694)	(3,410)	—	(4,476)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$38	$2,688	$3,564	$—	$6,290

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

We continue during 2010 to focus on our strategy of reducing debt levels to strengthen our balance sheet and reduce interest expense. In March 2010, we made optional principal repayments on our senior term loan of $2.5 million. We plan to utilize an estimated $26.0 million to $35.0 million in excess cash generated from our operations during the remainder of 2010 to make additional optional repayments of principal on our senior term loan. Our debt reduction strategy, combined with lower interest rates, will continue to generate savings in interest expense and increased cash flow from operations. The outstanding debt on our senior term loans and borrowings on the senior secured acquisition facility mature on December 30, 2011. We currently plan to refinance our indebtedness associated with the senior secured term loans and acquisition facility prior to the maturity of these debt obligations

During the quarter ended March 31, 2010, we paid $1.5 million and $0.1 million in deferred purchase price payments for acquisitions closed in 2008 and 2006, respectively. As of March 31, 2010, we have $0.2 million remaining to be paid for previously completed acquisitions. We expect the declining level of remaining deferred purchase price payment obligations for previous acquisitions to enable us to further utilize our future cash flows to fund debt reductions. We do not currently plan on making any acquisitions during 2010.

Net sales for the quarter ended March 31, 2010 were $86.3 million, a $5.6 million increase from sales of $80.7 million for the quarter ended March 31, 2009. This increase in sales was driven by a broad-based improvement in sales to our larger customers. In addition, the United States dollar through the first quarter of 2010 was weaker than the first quarter of 2009, relative to the Canadian dollar, British pound, euro, and Mexican peso, which positively impacted sales by $2.8 million on a combined basis.

We have previously reported that we believe price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. We have attempted to mitigate the negative impact of price concessions on our sales by putting in place effective cost control measures, among other things. As part of our strategy to combat continuing downward pressure on our pricing, we seek business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to realize profitable organic growth.

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 58.8% for the quarter ended March 31, 2010, compared to 63.7% for the quarter ended March 31, 2009. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes, as well as sales for our operations in the United States and Canada representing a higher percentage of total Company sales for the quarter ended March 31, 2010 than for the quarter ended March 31, 2009. Our operations in the United States and Canada have a lower cost of goods sold percentage than our operations in the United Kingdom.

RESULTS OF OPERATIONS

The information presented below for the quarters ended March 31, 2010 and 2009 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$86,287	$80,697	$5,590	6.9%
Cost of goods sold (exclusive of depreciation)	50,770	51,377	(607)	(1.2)%
Selling, general, and administrative expenses	13,661	12,656	1,005	7.9%
Depreciation and amortization	5,847	5,729	118	2.1%

Income from operations	16,009	10,935	5,074	46.4%

Interest expense	6,678	8,080	(1,402)	(17.4)%
Gain on debt extinguishment, net	—	(10,500)	10,500	nm
Other expense (income), net	566	(548)	1,114	nm

Income from continuing operations before income taxes	8,765	13,903	(5,138)	nm
Provision for income taxes	3,234	5,511	(2,277)	nm

Net income	$5,531	$8,392	(2,861)	nm

nm — Percentage change is not meaningful

Net Sales. Sales for the quarter ended March 31, 2010 increased 6.9%, or $5.6 million, to $86.3 million from $80.7 million for the quarter ended March 31, 2009. This increase in sales was driven by improved sales spread across our major customers in the United States, Canada, and Mexico, and by changes in foreign currency exchange rates. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $2.2 million and $0.6 million, respectively. The weakening of the United States dollar compared to the euro and Mexican peso positively impacted sales by less than $0.1 million on a combined basis.

Sales in the United States increased by $0.8 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. After excluding the impact of foreign currency fluctuations, sales in Canada and Mexico for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 increased approximately $1.6 million and $0.3 million, respectively. The sales increase for our operations in the United States, Canada, and Mexico was organic growth driven by increased sales spread across many of our larger customers. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom increased by $0.1 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2010 decreased 1.2%, or $0.6 million, to $50.8 million from $51.4 million for the quarter ended March 31, 2009. The decrease in cost of goods sold was due to the realization of the benefits of cost cutting initiatives implemented in prior years, including headcount reductions and plant consolidations. This decrease occurred in spite of the overall increase in sales and the weakening of the United States dollar. The weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in an increase in cost of goods sold by $1.4 million and $0.5 million, respectively. The weakening of the United States dollar compared to the euro and Mexican peso reduced cost of sales by less than $0.1 million on a combined basis.

Cost of goods sold expressed as a percentage of sales decreased to 58.8% for the quarter ended March 31, 2010 from 63.7% for the quarter ended March 31, 2009. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes, as well as sales for our operations in the United States and Canada representing a higher percentage of total Company sales for the quarter ended March 31, 2010 than for the quarter ended March 31, 2009. Our operations in the United States and Canada have a lower cost of goods sold percentage than our operations in the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2010 increased 7.9%, or $1.0 million, to $13.7 million from $12.7 million for the quarter ended March 31, 2009. This increase was primarily due to the incremental expenses required to drive the organic sales growth, as well as the weakening of the United States dollar as compared to the British pound and Canadian dollar. The impact of foreign currency fluctuations resulted in an increase of selling, general and administrative expenses of $0.4 million in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2010 increased 2.1%, or $0.1 million, to $5.8 million from $5.7 million for the quarter ended March 31, 2009. This increase is due to the previously discussed weakening of the United States dollar.

Interest Expense. Interest expense for the quarter ended March 31, 2010 decreased 17.4%, or $1.4 million, to $6.7 million from $8.1 million for the quarter ended March 31, 2009. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the quarter ended March 31, 2010 than for the quarter ended March 31, 2009, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 2.9% and 4.5% for the quarters ended March 31, 2010 and March 31, 2009, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.5 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. In addition, the repurchase in February 2009 of $25.5 million in principal of the our 12% senior subordinated notes (“Notes”) and the optional principal repayments of $14.1 million on the senior term loan facility during the second half of 2009 resulted in a combined reduction in interest expense of $0.4 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The residual decrease in interest expense of $0.5 million is due to accelerating the amortization of deferred financing fees due to the extinguishment of $25.5 million of Notes.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment in the quarter ended March 31, 2009 is due to the repurchase of $25.5 million of Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated by $1.1 million to $0.6 million of expense for the quarter ended March 31, 2010 from $0.5 million of income for the quarter ended March 31, 2009. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net for the quarter ended March 31, 2010 from the quarter ended March 31, 2009 was primarily due to less favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended March 31, 2010 than compared to the quarter ended March 31, 2009.

Provision for Income Taxes. The effective tax rate for the quarter ended March 31, 2010 was 36.9%, compared to 39.6% for the quarter ended March 31, 2009. The decrease in the effective tax rate was due to the combination of the global dispersion of income before taxes and the reduction in the Canadian statutory tax rate.

Liquidity and Capital Resources

At March 31, 2010, we had $9.4 million in cash and $56.8 million in working capital compared with $10.7 million in cash and $51.8 million in working capital at December 31, 2009. The $1.3 million decrease in cash resulted from the $2.2 million in capital expenditures, $2.7 million in principal repayments of long-term debt, and $1.6 million in net cash paid for acquisitions closed in prior years being partially offset by the $5.2 million in cash provided by operations. The $5.0 million increase in working capital is primarily due to the combination of increases in accounts receivable and inventories and the decrease in accrued compensation. The impacts from these items were partially offset by the increase in accrued interest.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.92 million (or 25.49%) of the total $35 million available under the Revolver. As Lehman has been unable or unwilling to fund its portion of loans under the Revolver, the amount actually available under the Revolver is $26.08 million. The Revolver is available through December 30, 2010. We currently plan to obtain a new revolving credit facility during the second half of 2010 that will provide borrowing availability in the range of $10 million to $20 million. We expect that cash generated from operating activities will be our principal source of liquidity. Although we do not intend to use the Revolver during

2010, we may elect to use the Revolver on a short-term basis for liquidity purposes. Based on our current level of operations, we believe our cash flow from operations will be adequate to meet our liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2010 was $306.2 million. In 2011, our debt service requirements will substantially increase as a result of the December 30, 2011 maturity of the senior secured term loans and borrowings on the senior secured acquisition facility. We currently plan to refinance our indebtedness associated with the senior secured term loans and borrowings on the senior secured acquisition facility prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2010, we were in compliance with all covenants. The combination of our financial performance over the past twelve months and our debt reduction initiatives have resulted in our ratios calculated as of March 31, 2010 to be the lowest leverage ratio and highest interest coverage ratio in the history of SGS International, Inc. Below are the required financial covenant levels and the actual levels as of March 31, 2010:

	Required			Actual
Maximum leverage ratio		5.00		3.90
Minimum interest coverage ratio		1.80		3.01
Maximum annual capital expenditures	not to exceed $	21.1 million	(1)	$2.2 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $6.1 million of allowed carry over from the fiscal year ended December 31, 2009.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. As previously discussed, we plan to explore alternatives to our current financing prior to the expiration of the Revolver and the maturity of the senior secured term loans and senior secured acquisition facility borrowings. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings.

Cash flows

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

Cash flows from operating activities. Net cash provided by operating activities was $5.2 million for the quarter ended March 31, 2010 as compared to $7.0 million for the quarter ended March 31, 2009. The primary reasons for this decrease are the payment of $4.2 million for an exclusive supply agreement and the timing of cash payments to settle liabilities. These decreases in cash provided by operating activities were partially offset by the $5.1 million increase in income from operations to $16.0 million for the quarter ended March 31, 2010 from $10.9 million for the quarter ended March 31, 2009, as well as the $1.1 million reduction in cash paid for interest to $1.1 million for the quarter ended March 31, 2010 from $2.2 million for the quarter ended March 31, 2009.

Cash flows from investing activities. Net cash used for investing activities was $3.8 million for the quarter ended March 31, 2010 as compared to $5.0 million for the quarter ended March 31, 2009. The decrease in cash used for investing activities is due to a reduction of $1.5 million in net cash paid for acquisitions closed in prior years for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, partially offset by an increase in capital expenditures of $0.4 million.

Cash flows from financing activities. Net cash used in financing activities was $2.7 million for the quarter ended March 31, 2010 as compared to cash used by financing activities of $6.4 million for the quarter ended March 31, 2009. The primary reason for this fluctuation was the amount of cash available to reduce outstanding debt obligations during each quarter. There was less cash available to pay down outstanding debt during the quarter ended March 31, 2010 than the quarter ended March 31, 2009 as a result of the $4.2 million payment for an exclusive supply agreement made during the quarter ended March 31, 2010.

Contractual Obligations

At March 31, 2010, there were no material changes in our December 31, 2009 contractual obligations, except for the reductions in principal payments on debt due to the optional repayment of $2.5 million on the senior term loan.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

See Note A to the condensed consolidated financial statements for the impact of recently issued accounting standards.

There have been no other material changes to our critical accounting policies since December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2010, there were no material changes in our December 31, 2009 market risks relating to interest and foreign exchange rates.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There was one material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which has been remediated as discussed below.

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of March 31, 2010, management has concluded that the material weakness previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 has been remediated as a result of the following changes in internal control:

•

Accounting for income taxes for foreign entities. As of December 31, 2009, we did not maintain effective controls over the accuracy of foreign income taxes. Beginning in the first quarter of 2010, we implemented new processes for calculating and reviewing foreign tax provisions in functional currency. We also developed procedures for a detailed review of foreign deferred tax items prior to recording of the foreign tax provisions.

As described above, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2009.

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

SGS INTERNATIONAL, INC.

Date: May 10, 2010	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)