Form 10-Q
period 2010-06-30
SGS International, Inc.
filed 2010-08-12
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

NET SALES	$94,201	$80,342

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	53,526	51,258
Selling, general, and administrative expenses	13,752	12,638
Depreciation and amortization	5,837	5,918

INCOME FROM OPERATIONS	21,086	10,528

NON-OPERATING EXPENSES:

Interest expense, net	6,711	7,364
Other expense, net	20	991

INCOME BEFORE INCOME TAXES	14,355	2,173

PROVISION FOR INCOME TAXES	5,713	852

NET INCOME	$8,642	$1,321

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

NET SALES	$180,488	$161,039

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	104,296	102,635
Selling, general, and administrative expenses	27,413	25,294
Depreciation and amortization	11,684	11,647

INCOME FROM OPERATIONS	37,095	21,463

NON-OPERATING EXPENSES (INCOME):

Interest expense, net	13,389	15,444
Gain on debt extinguishment	—	(10,500)
Other expense, net	586	443

INCOME BEFORE INCOME TAXES	23,120	16,076

PROVISION FOR INCOME TAXES	8,947	6,363

NET INCOME	$14,173	$9,713

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$9,538	$10,710
Receivables from customers, less allowances of $1,685 and $1,204 at June 30, 2010 and December 31, 2009, respectively	69,282	60,855
Inventories	10,317	8,929
Deferred income taxes	2,532	2,550
Prepaid expenses and other current assets	4,022	4,121

Total current assets	95,691	87,165

Properties, plants and equipment, net	40,390	42,597
Goodwill	181,804	183,139
Other intangible assets, net	162,538	165,245
Deferred financing costs, net	3,294	4,120
Other assets	1,396	1,407

TOTAL ASSETS	$485,113	$483,673

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$11,702	$13,498
Accrued compensation	4,733	6,702
Accrued taxes, including taxes on income	2,598	2,146
Accrued interest	1,356	1,388
Other current liabilities	9,111	10,730
Current portion of short-term and long-term obligations	616	951

Total current liabilities	30,116	35,415

Long-term obligations, net of current portion	295,450	307,918
Non-current liabilities	1,052	1,268
Deferred income taxes	28,885	20,562

Total liabilities	355,503	365,163

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Retained earnings	25,528	11,355
Accumulated other comprehensive income (loss) - unrealized translation adjustments, net of tax	(2,918)	155

Total stockholder’s equity	129,610	118,510

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$485,113	$483,673

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES	$17,822	$13,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(4,977)	(4,265)
Proceeds from sales of equipment	10	7
Business acquisitions, net of cash acquired	(1,659)	(3,619)

Net cash used in investing activities	(6,626)	(7,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	—	21,609
Payments on revolving credit facility	—	(14,903)
Payments to extinguish senior subordinated notes	—	(15,000)
Payments on senior term loan and acquisition facility	(11,773)	(197)
Payments on other long-term debt	(343)	(371)

Net cash used in financing activities	(12,116)	(8,862)

Effect of exchange rate changes on cash	(252)	600

DECREASE IN CASH AND CASH EQUIVALENTS	(1,172)	(2,938)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,710	10,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,538	$7,828

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$3,122	$2,571
Work-in-process	7,195	6,358

Total	$10,317	$8,929

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

Recently Issued and Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board issued new accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables, thereby affecting the timing of revenue recognition. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2010	December 31, 2009

Goodwill, cost	$181,804	$183,139

Customer relationships, cost	$174,768	$176,459
Customer relationships, accumulated amortization	(36,738)	(32,659)

Other intangible assets, cost	30,719	26,732
Other intangible assets, accumulated amortization	(6,211)	(5,287)

Total	$162,538	$165,245

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2010 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2009	$183,139	$176,459	$26,732

Payment for exclusive supply agreement	—	—	4,163

Changes due to foreign currency fluctuations	(1,335)	(1,691)	(176)

Balance at June 30, 2010	$181,804	$174,768	$30,719

Amortization of customer relationships and other intangible assets is estimated to be between $10,000 and $11,000 in total per year from 2010 through 2014.

Amortization of the payment for the exclusive supply agreement is recorded as a reduction in net sales. Such amortization is expected to be $833 annually and was $208 and $320 for the quarter and six months ended June 30, 2010, respectively.

C.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Interest on senior term loan	$701	$1,112
Interest on borrowings on acquisition facility	284	397
Interest on senior subordinated notes	5,235	5,351
Amortization of deferred financing costs	434	369
Commitment fees on senior credit facility	53	41
Other	4	94

Total	$6,711	$7,364

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest on senior term loan	$1,399	$2,278
Interest on borrowings on acquisition facility	562	804
Interest on senior subordinated notes	10,470	10,835
Amortization of deferred financing costs	826	1,244
Commitment fees on senior credit facility	106	82
Other	26	201

Total	$13,389	$15,444

D.	Gain on Debt Extinguishment

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

E.	Comprehensive Income

The following table sets forth comprehensive income for the quarters and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net income	$8,642	$1,321
Cumulative translation adjustments, net	(3,783)	10,038

Total	$4,859	$11,359

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income	$14,173	$9,713
Cumulative translation adjustments, net	(3,073)	7,791

Total	$11,100	$17,504

F.	Fair Value Measurements

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their values. These categories include (in descending order of priority): Level 1 inputs are observable inputs such as quoted prices in active markets; Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The estimated fair value of the Company’s investments in the non-qualified Southern Graphic Systems, Inc. Deferred Compensation Plan and the related offsetting liability are presented at fair value in the Company’s balance sheets. Investments in the Southern Graphic Systems, Inc. Deferred Compensation Plan are included in other assets and the offsetting liability is included in non-current liabilities on the Company’s consolidated balance sheets.

The following table shows assets measured at fair value as of June 30, 2010 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at June 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,008	$1,008

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $178,462 at June 30, 2010. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between June 1, 2010 and July 31, 2010.

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

The effective tax rate for the six months ended June 30, 2010 was 38.7% compared to 39.6% for the six months ended June 30, 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes during the six months ended June 30, 2010 was generated by subsidiaries outside the United States than for the six months ended June 30, 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States.

The effective tax rate for the quarter ended June 30, 2010 was 39.8% compared to 39.2% for the quarter ended June 30, 2009.

During the second quarter of 2010, the Company elected to defer the recognition, for tax purposes, of a $10,500 gain on debt extinguishment, which had previously been included as income in the Company’s 2009 tax provision calculations. Under this election, income is deferred until the 5th year after the gain on debt extinguishment, then the income is included ratably over the following 5 years. Making this election resulted in an increase of both deferred tax liabilities and deferred tax assets, in the form of net operating loss carryforwards, and resulted in an alternative minimum tax (AMT) credit for estimated AMT taxes paid as a result of including the gain in the 2009 tax provision calculations. In early 2011, to avoid withholding taxes on intercompany interest, the Company plans to make an election regarding certain foreign subsidiaries that will result in the utilization of all unlimited and available United States net operating loss carryforwards in 2011. This will substantially reduce the amount of deferred tax liabilities and deferred tax assets and will result in the reversal of $1,180 of currently recorded accrued tax expenses.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of June 30, 2010, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $1,769. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

Certain reclassifications for intercompany interest related items have been made to the consolidating statement of operations for the three months ended and six months ended June 30, 2009 to conform to the presentation for the three months ended and six months ended June 30, 2010.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$38	$1,916	$7,584	$—	$9,538
Receivables from customers, less allowances	—	46,193	23,089	—	69,282
Intercompany receivables	289,378	19,493	581	(309,452)	—
Inventories	—	7,183	3,134	—	10,317
Deferred income taxes	106	2,330	96	—	2,532
Prepaid expenses and other current assets	108	2,129	1,785	—	4,022

Total current assets	289,630	79,244	36,269	(309,452)	95,691
Investment in subsidiaries	137,073	29,225	36,567	(202,865)	—
Properties, plants and equipment, net	—	32,558	7,832	—	40,390
Goodwill	—	119,970	61,834	—	181,804
Other intangible assets, net	—	119,279	43,259	—	162,538
Deferred financing costs, net	3,294	—	—	—	3,294
Other assets	—	1,138	258	—	1,396

Total assets	$429,997	$381,414	$186,019	$(512,317)	$485,113

Liabilities
Current liabilities
Accounts payable, trade	$386	$7,200	$4,116	$—	$11,702
Intercompany payables	18,883	259,609	30,960	(309,452)	—
Accrued compensation	—	3,699	1,034	—	4,733
Accrued taxes, including taxes on income	—	612	1,986	—	2,598
Accrued interest	193	1,161	2	—	1,356
Other current liabilities	—	7,008	2,103	—	9,111
Current portion of short-term and long-term obligations	386	230	—	—	616

Total current liabilities	19,848	279,519	40,201	(309,452)	30,116
Non-current liabilities
Long-term obligations, net of current portion	280,143	54	15,253	—	295,450
Non-current liabilities	—	1,022	30	—	1,052
Deferred income taxes	396	12,627	15,862	—	28,885

Total liabilities	300,387	293,222	71,346	(309,452)	355,503

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	129,610	88,192	114,673	(202,865)	129,610

Total stockholder’s equity	129,610	88,192	114,673	(202,865)	129,610

Total liabilities and stockholder’s equity	$429,997	$381,414	$186,019	$(512,317)	$485,113

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

Stockholder’s equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total liabilities and stockholder’s equity	$548,213	$498,700	$155,993	$(719,233)	$483,673

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$65,907	$28,294	$—	$94,201
Intercompany sales	—	781	2,083	(2,864)	—

Total net sales	—	66,688	30,377	(2,864)	94,201

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	38,721	17,669	(2,864)	53,526
Selling, general and administrative expenses	359	8,886	4,507	—	13,752
Depreciation and amortization	—	4,314	1,523	—	5,837

Income (loss) from operations	(359)	14,767	6,678	—	21,086

Interest expense, net	305	5,733	673	—	6,711
Other expense (income), net	(41)	13	48	—	20

Income (loss) before equity in net income from subsidiaries	(623)	9,021	5,957	—	14,355

Equity in net income of subsidiaries	9,392	—	—	(9,392)	—

Income before income taxes	8,769	9,021	5,957	(9,392)	14,355
Provision for income taxes	127	3,641	1,945	—	5,713

Net income	$8,642	$5,380	$4,012	$(9,392)	$8,642

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$56,788	$23,554	$—	$80,342
Intercompany sales	—	713	1,364	(2,077)	—

Total net sales	—	57,501	24,918	(2,077)	80,342

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	36,693	16,642	(2,077)	51,258
Selling, general and administrative expenses	443	8,059	4,136	—	12,638
Depreciation and amortization	—	4,404	1,514	—	5,918

Income (loss) from operations	(443)	8,345	2,626	—	10,528

Interest expense, net	323	6,186	855	—	7,364
Other (income) expense, net	543	(285)	733	—	991

Income (loss) before equity in net income from subsidiaries	(1,309)	2,444	1,038	—	2,173

Equity in net income of subsidiaries	1,988	—	—	(1,988)	—

Income before income taxes	679	2,444	1,038	(1,988)	2,173
Provision (benefit) for income taxes	(642)	1,029	465	—	852

Net income	$1,321	$1,415	$573	$(1,988)	$1,321

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$127,087	$53,401	$—	$180,488
Intercompany sales	—	1,530	3,296	(4,826)	—

Total net sales	—	128,617	56,697	(4,826)	180,488

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	75,031	34,091	(4,826)	104,296
Selling, general and administrative expenses	901	17,459	9,053	—	27,413
Depreciation and amortization	—	8,592	3,092	—	11,684

Income (loss) from operations	(901)	27,535	10,461	—	37,095

Interest expense, net	510	11,474	1,405	—	13,389
Other expense (income), net	(219)	118	687	—	586

Income (loss) before equity in net income from subsidiaries	(1,192)	15,943	8,369	—	23,120

Equity in net income of subsidiaries	14,788	—	—	(14,788)	—

Income before income taxes	13,596	15,943	8,369	(14,788)	23,120
Provision (benefit) for income taxes	(577)	6,426	3,098	—	8,947

Net income	$14,173	$9,517	$5,271	$(14,788)	$14,173

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$117,193	$43,846	$—	$161,039
Intercompany sales	—	993	2,312	(3,305)	—

Total net sales	—	118,186	46,158	(3,305)	161,039

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	74,182	31,758	(3,305)	102,635
Selling, general and administrative expenses	830	16,622	7,842	—	25,294
Depreciation and amortization	—	8,776	2,871	—	11,647

Income (loss) from operations	(830)	18,606	3,687	—	21,463

Interest expense, net	1,297	12,523	1,624	—	15,444
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	485	(317)	275	—	443

Income before equity in net income from subsidiaries	7,888	6,400	1,788	—	16,076

Equity in net income of subsidiaries	4,510	—	—	(4,510)	—

Income before income taxes	12,398	6,400	1,788	(4,510)	16,076
Provision for income taxes	2,685	2,643	1,035	—	6,363

Net income	$9,713	$3,757	$753	$(4,510)	$9,713

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operations	$9,415	$2,940	$5,467	$—	$17,822

Investing activities:
Acquisition of properties, plants and equipment	—	(3,695)	(1,282)	—	(4,977)
Proceeds from sales of assets	—	9	1	—	10
Business acquisitions, net of cash acquired	—	—	(1,659)	—	(1,659)

Net cash used in investing activities	—	(3,686)	(2,940)	—	(6,626)

Financing activities:
Payments on senior term loan and acquisition facility	(9,614)	—	(2,159)	—	(11,773)
Payments on other long-term debt	—	(343)	—	—	(343)

Net cash used in financing activities	(9,614)	(343)	(2,159)	—	(12,116)

Effect of exchange rate changes on cash	—	—	(252)	—	(252)

Increase (decrease) in cash and cash equivalents	(199)	(1,089)	116	—	(1,172)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$38	$1,916	$7,584	$—	$9,538

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operations	$8,218	$5,801	$(818)	$—	$13,201

Investing activities:
Acquisition of properties, plants and equipment	—	(3,378)	(887)	—	(4,265)
Proceeds from sales of assets	—	4	3	—	7
Business acquisitions, net of cash acquired	—	(3,047)	(572)	—	(3,619)

Net cash used in investing activities	—	(6,421)	(1,456)	—	(7,877)

Financing activities:
Borrowings on revolving credit facility	21,609	—	—	—	21,609
Payments on revolving credit facility	(14,903)	—	—	—	(14,903)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on acquisition facility	(197)	—	—	—	(197)
Payments on other long-term debt	—	(353)	(18)	—	(371)

Net cash used in financing activities	(8,491)	(353)	(18)	—	(8,862)

Effect of exchange rate changes on cash	—	—	600	—	600

Net change in cash and cash equivalents	(273)	(973)	(1,692)	—	(2,938)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$137	$2,409	$5,282	$—	$7,828

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

We continue during 2010 to focus on our strategy of reducing debt levels to strengthen our balance sheet and reduce interest expense. In June 2010, we made optional principal repayments on our senior term loan of $9.1 million. This was in addition to the optional principal repayment of $2.5 million in March 2010. We plan to utilize an estimated $30.0 million to $40.0 million in excess cash generated from our operations during the remainder of 2010 to make additional optional repayments of principal on our senior term loan. Our debt reduction strategy, combined with lower interest rates, will continue to generate savings in interest expense and increased cash flow from operations. The outstanding debt on our senior term loans and borrowings on the senior secured acquisition facility mature on December 30, 2011. We currently plan to refinance our indebtedness associated with the senior secured term loans and acquisition facility prior to the maturity of these debt obligations.

The estimated optional principal repayments are also impacted by our revolving credit facility, which is available through December 30, 2010. We are currently evaluating our options for a revolving credit facility, which include extending our revolving credit facility for one year, obtaining a new revolving credit facility in connection with a refinancing of our indebtedness associated with the senior secured term loans and acquisition facility, or increasing our cash balance as a liquidity cushion if we decide to operate without a revolving credit facility for a period of time. If we do not have a new or extended revolving credit facility in place before December 30, 2010, we would expect to retain approximately $10 million to $15 million in additional cash for liquidity purposes, which would reduce the cash available to make optional principal repayments on our senior term loan.

During the six months ended June 30, 2010, we paid $1.6 million and $0.1 million in deferred purchase price payments for acquisitions closed in 2008 and 2006, respectively. As of June 30, 2010, we have $0.1 million remaining to be paid for previously completed acquisitions. We expect the declining level of remaining deferred purchase price payment obligations for previous acquisitions to enable us to further utilize our future cash flows to fund debt reductions. We do not currently plan on making any significant acquisitions during 2010.

Net sales for the six months ended June 30, 2010 increased 12.1%, or $19.5 million, to $180.5 million from sales of $161.0 million for the six months ended June 30, 2009. This increase in sales was driven by a broad-based improvement in sales volumes with our larger customers, as well as a $3.8 million increase in sales to our customers in the tobacco industry in response to changes in labeling requirements imposed by the United States and Canadian governments. We expect the tobacco volumes to return to a more normal level as a significant portion of the volume increases since the fourth quarter of 2009 related to a June 30 deadline for changes in the United States. In addition, the United States dollar through the first six months of 2010 was weaker than the first six months of 2009, relative to the Canadian dollar and British pound, which positively impacted sales by $4.5 million on a combined basis.

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

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 57.8% for the six months ended June 30, 2010, compared to 63.7% for the six months ended June 30, 2009. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes, as well as sales for our operations in the United States and Canada representing a higher percentage of total Company sales for the six months ended June 30, 2010 than for the six months ended June 30, 2009. Our operations in the United States and Canada have a lower cost of goods sold percentage than our operations in the United Kingdom.

RESULTS OF OPERATIONS

The information presented below for the quarters and six months ended June 30, 2010 and 2009 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009

	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$94,201	$80,342	$13,859	17.3%

Cost of goods sold (exclusive of depreciation)	53,526	51,258	2,268	4.4%
Selling, general, and administrative expenses	13,752	12,638	1,114	8.8%
Depreciation and amortization	5,837	5,918	(81)	(1.4%)

Income from operations	21,086	10,528	10,558	100.3%

Interest expense	6,711	7,364	(653)	(8.9%)
Other expense (income), net	20	991	(971)	(98.0%)

Income before income taxes	14,355	2,173	12,182	560.6%
Provision for income taxes	5,713	852	4,861	570.5%

Net income	$8,642	$1,321	7,321	554.2%

Net Sales. Sales for the quarter ended June 30, 2010 increased 17.3%, or $13.9 million, to $94.2 million from $80.3 million for the quarter ended June 30, 2009. This increase in sales was driven by improved sales spread across our major customers in the United States, Canada, and Mexico. In addition, sales to our customers in the tobacco industry increased $1.7 million in response to changes in labeling requirements imposed by the United States and Canadian governments. Also, foreign currency fluctuations for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 impacted sales. The weakening of the United States dollar as compared to the Canadian dollar positively impacted sales by $1.9 million; whereas the United States dollar strengthened in comparison to the British pound and euro, which negatively impacted sales by $0.3 million on a combined basis.

Sales in the United States increased by $9.1 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. After excluding the impact of foreign currency fluctuations, sales in Canada and Mexico for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 increased approximately $2.1 million and $0.7 million, respectively. The sales increase for our operations in the United States, Canada, and Mexico was primarily due to organic growth driven by increased sales spread across many of our larger customers. In addition, sales to our customers in the tobacco industry in the United States and Canada increased by $1.0 million and $0.7 million, respectively, as a result of the previously discussed changes in labeling requirements. After excluding the impact of foreign currency fluctuations, sales in Europe increased by $0.2 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2010 increased 4.4%, or $2.3 million, to $53.5 million from $51.3 million for the quarter ended June 30, 2009. The increase in cost of goods sold was due to the significant increase in sales previously discussed, partially offset by the realization of the benefits of cost cutting initiatives implemented in prior years, including headcount reductions and plant consolidations. In addition, the weakening of the United States dollar as compared to the Canadian dollar resulted in an increase in cost of goods sold by $1.2 million. The strengthening of the United States dollar in comparison to the British pound and euro reduced cost of sales by $0.2 million on a combined basis.

Cost of goods sold expressed as a percentage of sales decreased to 56.8% for the quarter ended June 30, 2010 from 63.8% for the quarter ended June 30, 2009. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes, as well as sales for our operations in the United States and Canada representing a higher percentage of total Company sales for the quarter ended June 30, 2010 than for the quarter ended June 30, 2009. Our operations in the United States and Canada have a lower cost of goods sold percentage than our operations in Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2010 increased 8.8%, or $1.1 million, to $13.7 million from $12.6 million for the quarter ended June 30, 2009. This increase was primarily due to the incremental expenses required to drive the organic sales growth and additional expenses as a result of the increased sales level. In addition, the weakening of the United States dollar as compared to the Canadian dollar resulted in an increase in selling, general and administrative expenses of $0.2 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2010 decreased 1.4%, or $0.1 million, to $5.8 million from $5.9 million for the quarter ended June 30, 2009. This decrease is not significant.

Interest Expense. Interest expense for the quarter ended June 30, 2010 decreased 8.9%, or $0.7 million, to $6.7 million from $7.4 million for the quarter ended June 30, 2009. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the quarter ended June 30, 2010 than for the quarter ended June 30, 2009, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 2.9% and 4.1% for the quarters ended June 30, 2010 and June 30, 2009, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.4 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. In addition, the combined optional principal repayments of $16.6 million on the senior term loan facility during the period from September 2009 through March 2010 resulted in a combined reduction in interest expense of $0.3 million for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

Other Expense (Income), net. Other expense (income), net fluctuated by $1.0 million to less than $0.1 million of expense for the quarter ended June 30, 2010 from $1.0 million of expense for the quarter ended June 30, 2009. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net for the quarter ended June 30, 2010 from the quarter ended June 30, 2009 was primarily due to more favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended June 30, 2010 than during the quarter ended June 30, 2009.

Provision for Income Taxes. The effective tax rate for the quarter ended June 30, 2010 was 39.8%, compared to 39.2% for the quarter ended June 30, 2009. The increase in the effective tax rate for the quarter was not significant.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$180,488	$161,039	$19,449	12.1%

Cost of goods sold (exclusive of depreciation)	104,296	102,635	1,661	1.6%
Selling, general, and administrative expenses	27,413	25,294	2,119	8.4%
Depreciation and amortization	11,684	11,647	37	0.3%

Income from operations	37,095	21,463	15,632	72.8%

Interest expense	13,389	15,444	(2,055)	(13.3%)
Gain on debt extinguishment, net	—	(10,500)	10,500	(100.0%)
Other expense (income), net	586	443	143	32.3%

Income before income taxes	23,120	16,076	7,044	43.8%
Provision for income taxes	8,947	6,363	2,584	40.6%

Net income	$14,173	$9,713	4,460	45.9%

Net Sales. Sales for the six months ended June 30, 2010 increased 12.1%, or $19.5 million, to $180.5 million from $161.0 million for the six months ended June 30, 2009. This increase in sales was driven by improved sales spread across our major customers in the United States, Canada, and Mexico. In addition, sales to our customers in the tobacco industry increased $3.8 million in response to changes in labeling requirements imposed by the United States and Canadian governments. Also, the weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $4.1 million and $0.4 million, respectively.

Sales in the United States increased by $9.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. After excluding the impact of foreign currency fluctuations, sales in Canada and Mexico for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 increased approximately $3.7 million and $1.0 million, respectively. The sales increase for our operations in the United States, Canada, and Mexico was organic growth driven by increased sales spread across many of our larger customers. In addition, sales to our customers in the tobacco industry in the United States and Canada increased by $2.9 million and $0.9 million, respectively, as a result of the previously discussed changes in labeling requirements. After excluding the impact of foreign currency fluctuations, sales in Europe increased by $0.3 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2010 increased 1.6%, or $1.7 million, to $104.3 million from $102.6 million for the six months ended June 30, 2009. The increase in cost of goods sold was due to the significant increase in sales previously discussed, partially offset by the realization of the benefits of cost cutting initiatives implemented in prior years, including headcount reductions and plant consolidations. In addition, the weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in an increase in cost of goods sold of $2.6 million and $0.3 million, respectively.

Cost of goods sold expressed as a percentage of sales decreased to 57.8% for the six months ended June 30, 2010 from 63.7% for the six months ended June 30, 2009. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes, as well as sales for our operations in the United States and Canada representing a higher percentage of total Company sales for the six months ended June 30, 2010 than for the six months ended June 30, 2009. Our operations in the United States and Canada have a lower cost of goods sold percentage than our operations in the United Kingdom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2010 increased 8.4%, or $2.1 million, to $27.4 million from $25.3 million for the six months ended June 30, 2009. This increase was primarily due to the incremental expenses required to drive the organic sales growth and additional expenses as a result of the increased sales level. In addition, the weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in an increase of selling, general and administrative expenses of $0.6 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2010 increased 0.3%, or $0.1 million, to $11.7 million from $11.6 million for the six months ended June 30, 2009. This increase is not significant.

Interest Expense. Interest expense for the six months ended June 30, 2010 decreased 13.3%, or $2.1 million, to $13.4 million from $15.5 million for the six months ended June 30, 2009. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the six months ended June 30, 2010 than for the six months ended June 30, 2009, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 2.9% and 4.2% for the six months ended June 30, 2010 and June 30, 2009, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In addition, the repurchase in February 2009 of $25.5 million in principal of our 12% senior subordinated notes (“Notes”) and the optional principal repayments of $16.6 million on the senior term loan facility during the period from September 2009 through March 2010 resulted in a combined reduction in interest expense of $0.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The residual decrease in interest expense of $0.5 million is due to accelerating the amortization of deferred financing fees due to the extinguishment of $25.5 million of Notes.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment in the six months ended June 30, 2009 is due to the repurchase of $25.5 million of Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.2 million to $0.6 million of expense for the six months ended June 30, 2010 from $0.4 million of expense for the six months ended June 30, 2009. The fluctuation in other expense (income), net for the six months ended June 30, 2010 from the six months ended June 30, 2009 was primarily due to net losses on disposals of fixed assets of $0.1 million during the six months ended June 30, 2010 compared to net (gains) on disposals of fixed assets of ($0.1 million) during the six months ended June 30, 2009. The remaining components of other expense (income), net consist of realized foreign exchange losses (gains).

Provision for Income Taxes. The effective tax rate for the six months ended June 30, 2010 was 38.7%, compared to 39.6% for the six months ended June 30, 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes during the six months ended June 30, 2010 was generated by subsidiaries outside the United States than for the six months ended June 30, 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States.

Liquidity and Capital Resources

At June 30, 2010, we had $9.5 million in cash and $65.6 million in working capital compared with $10.7 million in cash and $51.8 million in working capital at December 31, 2009. The $1.2 million decrease in cash resulted from the $12.1 million in principal repayments of long-term debt, $5.0 million in capital expenditures, and $1.7 million in net cash paid for acquisitions closed in prior years being partially offset by the $17.8 million in cash provided by operations. The $13.8 million increase in working capital is primarily due to the combination of increases in accounts receivable and inventories, as well as decreases in accounts payable, accrued compensation, and other current liabilities.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $35 million of borrowing availability. Lehman Commercial Paper Inc. (“Lehman”) has a lending commitment of $8.92 million (or 25.49%) of the total $35 million available under the Revolver. As Lehman has been unable or unwilling to fund its portion of loans under the Revolver, the amount actually available under the Revolver is $26.08 million. The Revolver is available through December 30, 2010. We are currently evaluating whether to extend the Revolver, obtain a new revolving credit facility in connection with a refinancing of our indebtedness associated with the senior secured term loans and acquisition facility, or operate without a revolving credit facility for a period of time. If we decide to operate without a revolving credit facility, we would increase our cash balance as a liquidity cushion. In any event, we expect that cash generated from operating activities will be our principal source of liquidity. Although we do not currently intend to use the Revolver during 2010, we may elect to use the Revolver on a short-term basis for liquidity purposes. Based on our current level of operations, we believe our cash flow from operations will be adequate to meet our liquidity needs for at least the next twelve months. However, we cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under the Revolver or a new revolving credit facility in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2010 was $296.1 million. In 2011, our debt service requirements will substantially increase as a result of the December 30, 2011 maturity of the senior secured term loans and borrowings on the senior secured acquisition facility. We currently plan to refinance our indebtedness associated with the senior secured term loans and borrowings on the senior secured acquisition facility prior to the maturity of these debt obligations. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2010, we were in compliance with all covenants. The combination of our financial performance over the past twelve months and our debt reduction initiatives have resulted in our ratios calculated as of June 30, 2010 being the lowest leverage ratio and highest interest coverage ratio in the history of SGS International, Inc. Below are the required financial covenant levels and the actual levels as of June 30, 2010:

	Required			Actual
Maximum leverage ratio		5.00		3.35
Minimum interest coverage ratio		1.80		3.49
Maximum annual capital expenditures	not to exceed $	21.1 million	(1)	$5.0 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $6.1 million of allowed carry over from the fiscal year ended December 31, 2009.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on the availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. As previously discussed, we plan to continue to explore alternatives to our current financing prior to the maturity of the senior secured term loans and senior secured acquisition facility borrowings. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings.

Income taxes

During the second quarter of 2010, the Company elected to defer the recognition, for tax purposes, of a $10.5 million gain on debt extinguishment until 2014. Under this election, income is deferred until the 5th year after the gain on debt extinguishment, then the income is included ratably over the following 5 years. Making this election resulted in an increase of both deferred tax liabilities and deferred tax assets, in the form of net operating loss carryforwards, and resulted in an alternative minimum tax (AMT) credit for estimated AMT taxes paid on the gain in 2009. In early 2011, to avoid withholding taxes on intercompany interest, the Company plans to make an election regarding certain foreign subsidiaries that will result in the utilization of all unlimited and available United States net operating loss carryforwards in 2011. This will substantially reduce the amount of deferred tax liabilities and deferred tax assets and will result in the reversal of $1.2 million of currently recorded accrued tax expenses. Based on the changes mentioned above and on our recent results, we expect that that our cash payments for income taxes will be significantly greater in 2011 than in 2010 and prior years.

Cash flows

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Cash flows from operating activities. Net cash provided by operating activities was $17.8 million for the six months ended June 30, 2010 as compared to $13.2 million for the six months ended June 30, 2009. The primary reason for this increase is the $15.6 million increase in income from operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. In addition, cash paid for interest was $12.6 million for the six months ended June 30, 2010 compared to $14.3 million for the six months ended June 30, 2009. Partially offsetting these increases in cash flows from operating activities were the payment of $4.2 million for an exclusive supply agreement, the timing of cash payments to settle liabilities, and an increase in accounts receivable.

Cash flows from investing activities. Net cash used for investing activities was $6.6 million for the six months ended June 30, 2010 as compared to $7.9 million for the six months ended June 30, 2009. The decrease in cash used for investing activities is due to a reduction of $2.0 million in net cash paid for acquisitions closed in prior years for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, partially offset by an increase in capital expenditures of $0.7 million.

Cash flows from financing activities. Net cash used in financing activities was $12.1 million for the six months ended June 30, 2010 as compared to cash used by financing activities of $8.9 million for the six months ended June 30, 2009. The primary reason for this fluctuation was the amount of cash available to reduce outstanding debt obligations during each six month period. There was more cash available to pay down outstanding debt during the six months ended June 30, 2010 than the six months ended June 30, 2009 as a result of cash generated through increased income from operations.

Contractual Obligations

At June 30, 2010, there were no material changes in our December 31, 2009 contractual obligations, except for the reductions in principal payments on debt due to the optional repayment of $11.6 million on the senior term loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2010, there were no material changes in our December 31, 2009 market risks relating to interest and foreign exchange rates.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

There was one material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which has been remediated as discussed below.

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of June 30, 2010, management has concluded that the material weakness previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 has been remediated as a result of the following changes in internal control:

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SGS INTERNATIONAL, INC.

Date: August 12, 2010	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)