Form 10-Q
period 2010-09-30
SGS International, Inc.
filed 2010-11-09
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

NET SALES	$87,282	$80,862

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	53,400	50,910
Selling, general, and administrative expenses	12,865	12,767
Depreciation and amortization	5,961	5,926

INCOME FROM OPERATIONS	15,056	11,259

NON-OPERATING EXPENSES:

Interest expense, net	6,569	6,870
Other expense (income), net	(294)	500

INCOME BEFORE INCOME TAXES	8,781	3,889

PROVISION FOR INCOME TAXES	3,443	1,831

NET INCOME	$5,338	$2,058

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

NET SALES	$267,770	$241,901

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	157,696	153,545
Selling, general, and administrative expenses	40,278	38,061
Depreciation and amortization	17,645	17,573

INCOME FROM OPERATIONS	52,151	32,722

NON-OPERATING EXPENSES (INCOME):

Interest expense, net	19,958	22,314
Gain on debt extinguishment	—	(10,500)
Other expense, net	292	943

INCOME BEFORE INCOME TAXES	31,901	19,965

PROVISION FOR INCOME TAXES	12,390	8,194

NET INCOME	$19,511	$11,771

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,537	$10,710
Receivables from customers, less allowances of $1,664 and $1,204 at September 30, 2010 and December 31, 2009, respectively	70,810	60,855
Inventories	10,000	8,929
Deferred income taxes	1,468	2,550
Prepaid expenses and other current assets	3,539	4,121

Total current assets	113,354	87,165

Properties, plants and equipment, net	40,396	42,597
Goodwill	183,655	183,139
Other intangible assets, net	161,697	165,245
Deferred financing costs, net	2,939	4,120
Other assets	1,673	1,407

TOTAL ASSETS	$503,714	$483,673

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$11,662	$13,498
Accrued compensation	6,359	6,702
Accrued taxes, including taxes on income	2,186	2,146
Accrued interest	6,118	1,388
Other current liabilities	9,125	10,730
Current portion of short-term and long-term obligations	556	951

Total current liabilities	36,006	35,415

Long-term obligations, net of current portion	296,348	307,918
Non-current liabilities	1,172	1,268
Deferred income taxes	31,681	20,562

Total liabilities	365,207	365,163

Commitments and contingencies

Stockholder’s equity:

Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Retained earnings	30,866	11,355
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	641	155

Total stockholder’s equity	138,507	118,510

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$503,714	$483,673

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES	$38,210	$25,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(7,043)	(5,987)
Proceeds from sales of equipment	10	23
Business acquisitions, net of cash acquired	(2,047)	(3,619)

Net cash used in investing activities	(9,080)	(9,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	—	22,727
Payments on revolving credit facility	—	(21,609)
Payments to extinguish senior subordinated notes	—	(15,000)
Payments on senior term loan and acquisition facility	(11,870)	(6,270)
Payments on other long-term debt	(480)	(529)

Net cash used in financing activities	(12,350)	(20,681)

Effect of exchange rate changes on cash	47	577

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,827	(4,408)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,710	10,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,537	$6,358

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company” or “the Registrant”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 38 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	September 30, 2010	December 31, 2009
Raw materials	$3,135	$2,571
Work-in-process	6,865	6,358

Total	$10,000	$8,929

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

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2010	December 31, 2009

Goodwill, cost	$183,655	$183,139

Customer relationships, cost	$176,918	$176,459
Customer relationships, accumulated amortization	(39,294)	(32,659)

Other intangible assets, cost	30,872	26,732
Other intangible assets, accumulated amortization	(6,799)	(5,287)

Total	$161,697	$165,245

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the nine months ended September 30, 2010 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2009	$183,139	$176,459	$26,732

Payment for exclusive supply agreement	—	—	4,163

Acquisition	—	382	—

Changes due to foreign currency fluctuations	516	77	(23)

Balance at September 30, 2010	$183,655	$176,918	$30,872

Amortization of customer relationships and other intangible assets is estimated to be approximately $11,000 in total per year from 2010 through 2014.

Amortization of the payment for the exclusive supply agreement entered into during the nine months ended September 30, 2010 is recorded as a reduction in net sales. Such amortization is expected to be $833 annually, and amounted to $208 and $528 for the quarter and nine months ended September 30, 2010, respectively.

C.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Interest on senior term loan	$627	$863
Interest on borrowings on acquisition facility	286	288
Interest on senior subordinated notes	5,235	5,235
Amortization of deferred financing costs	355	375
Commitment fees on senior credit facility	53	62
Other	13	47

Total	$6,569	$6,870

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Interest on senior term loan	$2,026	$3,141
Interest on borrowings on acquisition facility	848	1,092
Interest on senior subordinated notes	15,705	16,070
Amortization of deferred financing costs	1,181	1,619
Commitment fees on senior credit facility	159	144
Other	39	248

Total	$19,958	$22,314

D.	Gain on Debt Extinguishment

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

E.	Comprehensive Income

The following table sets forth comprehensive income for the quarters and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net income	$5,338	$2,058
Cumulative translation adjustments, net	3,559	3,761

Total	$8,897	$5,819

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income	$19,511	$11,771
Cumulative translation adjustments, net	486	11,552

Total	$19,997	$23,323

F.	Fair Value Measurements

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

The following table shows assets measured at fair value as of September 30, 2010 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at September 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,167	$1,167

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $181,488 at September 30, 2010. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between September 1, 2010 and October 29, 2010.

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

The effective tax rate for the nine months ended September 30, 2010 was 38.8% compared to 41.0% for the nine months ended September 30, 2009. The effective tax rate for the quarter ended September 30, 2010 was 39.2% compared to 47.1% for the quarter ended September 30, 2009.

During 2010, the Company elected to defer the recognition, for tax purposes, of a $10,500 gain on debt extinguishment, which had previously been included as income in the Company’s 2009 tax provision calculations. Under this election, income is deferred until the fifth year after the gain on debt extinguishment, and is then recognized ratably over the subsequent five years. Making this election resulted in an increase of both deferred tax liabilities, as a result of deferring the $10,500 gain for tax purposes, and deferred tax assets, in the form of net operating loss carryforwards. In addition, this resulted in an alternative minimum tax (AMT) credit for estimated AMT taxes paid as a result of including the gain in the 2009 tax provision calculations.

In early 2011, to avoid withholding taxes on intercompany interest, the Company plans to make an election regarding certain foreign subsidiaries that will result in the utilization of all unlimited and available United States net operating loss carryforwards in 2011. This will substantially reduce the amount of deferred tax liabilities and deferred tax assets and will result in the reversal of $1,368 of currently recorded accrued taxes.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of September 30, 2010, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $5,202. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

I.	Subsequent Event

On October 25, 2010, the Company completed an amendment and restatement of its senior secured credit facility originally provided to the Registrant under a credit agreement dated as of December 30, 2005 (the “Original Credit Agreement”) by a syndicate of banks, financial institutions and other entities.

The Original Credit Agreement provided financing of up to $193,700, consisting of: a $118,700 term loan facility; a $40,000 acquisition facility; and a $35,000 revolving credit facility, which included borrowing capacity available for letters of credit. Under the Original Credit Agreement, based on voluntary prepayments we have made there were no required quarterly installments and the outstanding balance of the term loan facility was due at maturity on December 30, 2011. Borrowings on the term loan facility bore interest at a variable rate of LIBOR plus 2.5%. The outstanding balance of the acquisition facility loans was payable in quarterly installments of approximately $100 through September 2011 with the remaining amount due at maturity on December 30, 2011. Borrowings on the acquisition facility bore interest at a variable rate of LIBOR plus 2.5%. The revolving credit facility was to mature on December 30, 2010.

The Original Credit Agreement was amended by an Amended and Restated Credit Agreement dated as of October 25, 2010 to incorporate the following amendments, among others: (i) extend the maturity of the revolving loans/commitments, term loans and acquisition loans until September 30, 2013; (ii) increase the aggregate amount of revolving commitments to $40,000; (iii) increase the margin for extending loans to LIBOR plus 3.5%; (iv) change the amortization for extending term loans and acquisition loans to $5,000 per annum, payable on a quarterly basis; (v) permit $25,000 of repurchases of the Registrant’s outstanding 12% Senior Subordinated Notes Due 2013; and (vi) refresh covenant baskets as of October 25, 2010. Certain lenders who did not consent to the terms of the Amended and Restated Credit Agreement will be repaid their loans in accordance with the repayment schedule of the Original Credit Agreement.

As of October 25, 2010, the Registrant has outstanding under the Amended and Restated Credit Agreement: $21,300 of term loans and $7,900 of acquisition loans due on December 31, 2011 and $92,700 million of term loans due September 30, 2013. (Acquisition loans due September 30, 2013 are term loans under the Amended and Restated Credit Agreement). There are no amounts currently outstanding under the revolving credit facility. Unused portions of the revolving credit facility are charged a fee of 0.75% per annum.

As the terms and conditions of the debt outstanding under the Amended and Restated Credit Agreement did not substantially change from the debt outstanding under the Original Credit Agreement, management concluded, under the guidelines of ASC Subtopic 470-50, that the net present value of the debt outstanding under the Amended and Restated Credit Agreement did not significantly change. Therefore, the change in terms will be accounted for as a debt modification in accordance with ASC 470. We do not expect any gain or loss from the transaction, but will recognize as expense certain fees associated with this debt modification while other fees will be capitalized as deferred financing fees and amortized over the remaining life of the related items of debt.

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

Certain reclassifications for intercompany interest-related items have been made to the consolidating statement of operations for the three months ended and nine months ended September 30, 2009 to conform to the presentation for the three months ended and nine months ended September 30, 2010.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,137	$5,750	$10,650	$—	$27,537
Receivables from customers, less allowances	—	46,668	24,142	—	70,810
Intercompany receivables	258,934	1,141	1,007	(261,082)	—
Inventories	—	7,056	2,944	—	10,000
Deferred income taxes	439	932	97	—	1,468
Prepaid expenses and other current assets	191	2,146	1,202	—	3,539

Total current assets	270,701	63,693	40,042	(261,082)	113,354
Investment in subsidiaries	146,776	29,225	36,567	(212,568)	—
Properties, plants and equipment, net	—	32,380	8,016	—	40,396
Goodwill	—	119,970	63,685	—	183,655
Other intangible assets, net	—	117,607	44,090	—	161,697
Deferred financing costs, net	2,939	—	—	—	2,939
Other assets	—	1,304	369	—	1,673

Total assets	$420,416	$364,179	$192,769	$(473,650)	$503,714

Liabilities
Current liabilities
Accounts payable, trade	$362	$7,300	$4,000	$—	$11,662
Intercompany payables	—	230,406	30,676	(261,082)	—
Accrued compensation	—	4,371	1,988	—	6,359
Accrued taxes, including taxes on income	—	630	1,556	—	2,186
Accrued interest	4	6,112	2	—	6,118
Other current liabilities	—	7,023	2,102	—	9,125
Current portion of short-term and long-term obligations	385	91	80	—	556

Total current liabilities	751	255,933	40,404	(261,082)	36,006
Non-current liabilities
Long-term obligations, net of current portion	280,368	31	15,949	—	296,348
Non-current liabilities	—	1,172	—	—	1,172
Deferred income taxes	790	13,703	17,188	—	31,681

Total liabilities	281,909	270,839	73,541	(261,082)	365,207

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	138,507	93,340	119,228	(212,568)	138,507

Total stockholder’s equity	138,507	93,340	119,228	(212,568)	138,507

Total liabilities and stockholder’s equity	$420,416	$364,179	$192,769	$(473,650)	$503,714

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$62,218	$25,064	$—	$87,282
Intercompany sales	—	710	1,530	(2,240)	—

Total net sales	—	62,928	26,594	(2,240)	87,282

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	37,880	17,760	(2,240)	53,400
Selling, general and administrative expenses	453	7,838	4,574	—	12,865
Depreciation and amortization	—	4,292	1,669	—	5,961

Income (loss) from operations	(453)	12,918	2,591	—	15,056

Interest expense, net	147	5,693	729	—	6,569
Other expense (income), net	145	(558)	119	—	(294)

Income (loss) before equity in net income from subsidiaries	(745)	7,783	1,743	—	8,781

Equity in net income of subsidiaries	6,145	—	—	(6,145)	—

Income before income taxes	5,400	7,783	1,743	(6,145)	8,781
Provision for income taxes	62	2,635	746	—	3,443

Net income	$5,338	$5,148	$997	$(6,145)	$5,338

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$57,703	$23,159	$—	$80,862
Intercompany sales	—	432	1,421	(1,853)	—

Total net sales	—	58,135	24,580	(1,853)	80,862

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	36,308	16,455	(1,853)	50,910
Selling, general and administrative expenses	435	7,421	4,911	—	12,767
Depreciation and amortization	—	4,354	1,572	—	5,926

Income (loss) from operations	(435)	10,052	1,642	—	11,259

Interest expense, net	181	5,838	851	—	6,870
Other (income) expense, net	(173)	(20)	693	—	500

Income (loss) before equity in net income from subsidiaries	(443)	4,234	98	—	3,889

Equity in net income of subsidiaries	2,221	—	—	(2,221)	—

Income before income taxes	1,778	4,234	98	(2,221)	3,889
Provision (benefit) for income taxes	(280)	1,586	525	—	1,831

Net income (loss)	$2,058	$2,648	$(427)	$(2,221)	$2,058

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$189,305	$78,465	$—	$267,770
Intercompany sales	—	2,240	4,826	(7,066)	—

Total net sales	—	191,545	83,291	(7,066)	267,770

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	112,911	51,851	(7,066)	157,696
Selling, general and administrative expenses	1,354	25,297	13,627	—	40,278
Depreciation and amortization	—	12,884	4,761	—	17,645

Income (loss) from operations	(1,354)	40,453	13,052	—	52,151

Interest expense, net	657	17,167	2,134	—	19,958
Other expense (income), net	(74)	(440)	806	—	292

Income (loss) before equity in net income from subsidiaries	(1,937)	23,726	10,112	—	31,901

Equity in net income of subsidiaries	20,933	—	—	(20,933)	—

Income before income taxes	18,996	23,726	10,112	(20,933)	31,901
Provision (benefit) for income taxes	(515)	9,061	3,844	—	12,390

Net income	$19,511	$14,665	$6,268	$(20,933)	$19,511

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$174,896	$67,005	$—	$241,901
Intercompany sales	—	1,425	3,733	(5,158)	—

Total net sales	—	176,321	70,738	(5,158)	241,901

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	110,490	48,213	(5,158)	153,545
Selling, general and administrative expenses	1,265	24,043	12,753	—	38,061
Depreciation and amortization	—	13,130	4,443	—	17,573

Income (loss) from operations	(1,265)	28,658	5,329	—	32,722

Interest expense, net	1,478	18,361	2,475	—	22,314
Gain on debt extinguishment	(10,500)	—	—	—	(10,500)
Other (income) expense, net	312	(337)	968	—	943

Income before equity in net income from subsidiaries	7,445	10,634	1,886	—	19,965

Equity in net income of subsidiaries	6,731	—	—	(6,731)	—

Income before income taxes	14,176	10,634	1,886	(6,731)	19,965
Provision for income taxes	2,405	4,229	1,560	—	8,194

Net income	$11,771	$6,405	$326	$(6,731)	$11,771

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$20,611	$8,856	$8,743	$—	$38,210

Investing activities:
Acquisition of properties, plants and equipment	—	(5,303)	(1,740)	—	(7,043)
Proceeds from sales of assets	—	9	1	—	10
Business acquisitions, net of cash acquired	—	(337)	(1,710)	—	(2,047)

Net cash used in investing activities	—	(5,631)	(3,449)	—	(9,080)

Financing activities:
Payments on senior term loan and acquisition facility	(9,711)	—	(2,159)	—	(11,870)
Payments on other long-term debt	—	(480)	—	—	(480)

Net cash used in financing activities	(9,711)	(480)	(2,159)	—	(12,350)

Effect of exchange rate changes on cash	—	—	47	—	47

Increase (decrease) in cash and cash equivalents	10,900	2,745	3,182	—	16,827

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$11,137	$5,750	$10,650	$—	$27,537

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$18,797	$7,647	$(1,165)	$—	$25,279

Investing activities:
Acquisition of properties, plants and equipment	—	(5,311)	(676)	—	(5,987)
Proceeds from sales of assets	—	4	19	—	23
Business acquisitions, net of cash acquired	—	(3,047)	(572)	—	(3,619)

Net cash used in investing activities	—	(8,354)	(1,229)	—	(9,583)

Financing activities:
Borrowings on revolving credit facility	22,727	—	—	—	22,727
Payments on revolving credit facility	(21,609)	—	—	—	(21,609)
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on acquisition facility	(5,257)	—	(1,013)	—	(6,270)
Payments on other long-term debt	—	(506)	(23)	—	(529)

Net cash used in financing activities	(19,139)	(506)	(1,036)	—	(20,681)

Effect of exchange rate changes on cash	—	—	577	—	577

Net change in cash and cash equivalents	(342)	(1,213)	(2,853)	—	(4,408)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$68	$2,169	$4,121	$—	$6,358

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales for the nine months ended September 30, 2010 increased 10.7%, or $25.9 million, to $267.8 million from sales of $241.9 million for the nine months ended September 30, 2009. This increase in sales was driven by a broad-based improvement in sales volumes with our larger customers, as well as a $4.1 million increase in sales to our customers in the tobacco industry in response to changes in labeling requirements imposed by the United States and Canadian governments. We expect the tobacco volumes to return to a more normal level since a significant portion of the volume increases related to a June 30, 2010 deadline for changes in the United States. Tobacco sales are historically less than 5% of our total sales. In addition, the United States dollar weakened in relation to the Canadian dollar for the first nine months of 2010 compared to the first nine months of 2009, which positively impacted sales by $4.8 million.

We have previously reported that we believe price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. As part of our strategy to combat continuing downward pressure on our pricing, we seek business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to realize profitable organic growth. We have attempted to mitigate the negative impact of price concessions on our net income by putting in place effective cost control measures, among other things.

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was 58.9% for the nine months ended September 30, 2010, compared to 63.5% for the nine months ended September 30, 2009. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes. The increase in sales combined with effective control of expenses resulted in income from operations of $52.2 million for the nine months ended September 30, 2010 compared to $32.7 million for the nine months ended September 30, 2009.

During the first nine months of 2010, we continued to reduce our debt levels to strengthen our balance sheet and reduce interest expense. We made optional principal repayments on our senior term loan of $2.5 million and $9.1 million in March 2010 and June 2010, respectively. We chose not to make optional principal repayments during the third quarter of 2010, but instead retained a significant amount of cash in anticipation of completing an amendment and extension of our senior secured credit facility, which we completed on October 25, 2010 (see additional discussion in Liquidity and Capital Resources). Our normal cash balance target is $10.0 million compared to our cash balance at September 30, 2010 of $27.5 million. We plan to use our excess cash in the fourth quarter of 2010 to further reduce our outstanding debt.

RESULTS OF OPERATIONS

The information presented below for the quarters and nine months ended September 30, 2010 and 2009 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009

	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$87,282	$80,862	$6,420	7.9%

Cost of goods sold (exclusive of depreciation)	53,400	50,910	2,490	4.9%
Selling, general, and administrative expenses	12,865	12,767	98	0.8%
Depreciation and amortization	5,961	5,926	35	0.6%

Income from operations	15,056	11,259	3,797	33.7%

Interest expense	6,569	6,870	(301)	(4.4%)
Other expense (income), net	(294)	500	(794)	(158.8%)

Income before income taxes	8,781	3,889	4,892	125.8%
Provision for income taxes	3,443	1,831	1,612	88.0%

Net income	$5,338	$2,058	3,280	159.4%

Net Sales. Sales for the quarter ended September 30, 2010 increased 7.9%, or $6.4 million, to $87.3 million from $80.9 million for the quarter ended September 30, 2009. This increase in sales was driven by improved sales spread across our major customers in the United States, Canada, and Mexico. Also, foreign currency fluctuations for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 impacted sales. The weakening of the United States dollar as compared to the Canadian dollar positively impacted sales by $0.8 million; whereas the United States dollar strengthened in comparison to the British pound and euro, which negatively impacted sales by $0.6 million on a combined basis.

Sales in the United States increased by $4.5 million for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. After excluding the impact of foreign currency fluctuations, sales in Canada and Mexico for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 increased approximately $0.9 million and $0.5 million, respectively. The sales increase for our operations in the United States, Canada, and Mexico was primarily due to organic growth driven by increased sales spread across many of our larger customers. After excluding the impact of foreign currency fluctuations, sales in Europe were flat for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2010 increased 4.9%, or $2.5 million, to $53.4 million from $50.9 million for the quarter ended September 30, 2009. The increase in cost of goods sold was due to the significant increase in sales previously discussed, partially offset by the realization of the benefits of cost cutting initiatives implemented in prior years, including headcount reductions and plant consolidations. The weakening of the United States dollar as compared to the Canadian dollar resulted in an increase in cost of goods sold by $0.5 million, while the strengthening of the United States dollar in comparison to the British pound and euro reduced cost of sales by $0.4 million on a combined basis for a minimal impact on cost of goods sold related to foreign currency fluctuations.

Cost of goods sold expressed as a percentage of sales decreased to 61.2% for the quarter ended September 30, 2010 from 63.0% for the quarter ended September 30, 2009. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2010 increased 0.8%, or $0.1 million, to $12.9 million from $12.8 million for the quarter ended September 30,

2009. Included in the $12.9 million of expenses for the quarter ended September 30, 2010 is a reduction of certain reserves previously recorded totaling $0.7 million; excluding the benefit of this reduction, selling, general and administrative expenses would have increased by $0.8 million. This increase was primarily due to the incremental expenses required to drive the organic sales growth and additional expenses as a result of the increased sales level.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended September 30, 2010 increased 0.6%, or $0.1 million, to $6.0 million from $5.9 million for the quarter ended September 30, 2009. This increase is not significant.

Interest Expense. Interest expense for the quarter ended September 30, 2010 decreased 4.4%, or $0.3 million, to $6.6 million from $6.9 million for the quarter ended September 30, 2009. This decrease was primarily due to the Company’s debt reduction strategy. The combined optional principal repayments of $25.7 million on the senior term loan facility during the period from September 2009 through June 2010 resulted in a combined reduction in interest expense of $0.2 million for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. Interest rates had a minimal impact on interest expense for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 as the weighted average interest rates on the senior term and acquisition loan facilities were 3.0% and 3.1% for the quarters ended September 30, 2010 and September 30, 2009, respectively.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.8 million to $0.3 million of income for the quarter ended September 30, 2010 from $0.5 million of expense for the quarter ended September 30, 2009. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange and miscellaneous non-operating expense (income) items. The fluctuation in other expense (income), net for the quarter ended September 30, 2010 from the quarter ended September 30, 2009 was primarily due to a $0.5 million gain on a minor acquisition made during the quarter ended September 30, 2010. The remaining fluctuation was due to more favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended September 30, 2010 than during the quarter ended September 30, 2009.

Provision for Income Taxes. The effective tax rate for the quarter ended September 30, 2010 was 39.2%, compared to 47.1% for the quarter ended September 30, 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes during the quarter ended September 30, 2010 was generated by subsidiaries outside the United States than for the quarter ended September 30, 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States. In addition, certain discrete tax items recorded to the provision for income taxes in the quarter ended September 30, 2009 contributed to the higher effective tax rate for the quarter ended September 30, 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$267,770	$241,901	$25,869	10.7%

Cost of goods sold (exclusive of depreciation)	157,696	153,545	4,151	2.7%
Selling, general, and administrative expenses	40,278	38,061	2,217	5.8%
Depreciation and amortization	17,645	17,573	72	0.4%

Income from operations	52,151	32,722	19,429	59.4%

Interest expense	19,958	22,314	(2,356)	(10.6%)
Gain on debt extinguishment, net	—	(10,500)	10,500	(100.0%)
Other expense (income), net	292	943	(651)	(69.0%)

Income before income taxes	31,901	19,965	11,936	59.8%
Provision for income taxes	12,390	8,194	4,196	51.2%

Net income	$19,511	$11,771	7,740	65.8%

Net Sales. Sales for the nine months ended September 30, 2010 increased 10.7%, or $25.9 million, to $267.8 million from $241.9 million for the nine months ended September 30, 2009. This increase in sales was driven by improved sales spread across our major customers in the United States, Canada, and Mexico. In addition, sales to our customers in the tobacco industry increased $4.1 million in response to changes in labeling requirements imposed by the United States and Canadian governments. Also, the weakening of the United States dollar, as compared to the Canadian dollar, positively impacted sales by $4.8 million. The impact of the weakening of the United States dollar compared to the Canadian dollar was only slightly offset by the strengthening of the United States dollar compared to the British pound and the euro, which negatively impacted sales by $0.2 million on a combined basis.

Sales in the United States increased by $14.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. After excluding the impact of foreign currency fluctuations, sales in Canada and Mexico for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 increased approximately $4.7 million and $1.4 million, respectively. The sales increase for our operations in the United States, Canada, and Mexico was organic growth driven by increased sales spread across many of our larger customers. In addition, sales to our customers in the tobacco industry in the United States and Canada increased by $3.0 million and $1.1 million, respectively, as a result of the previously discussed changes in labeling requirements. After excluding the impact of foreign currency fluctuations, sales in Europe increased by $0.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2010 increased 2.7%, or $4.2 million, to $157.7 million from $153.5 million for the nine months ended September 30, 2009. The increase in cost of goods sold was due to the significant increase in sales previously discussed, partially offset by the realization of the benefits of cost cutting initiatives implemented in prior years, including headcount reductions and plant consolidations. In addition, foreign currency fluctuations resulted in a net increase in cost of goods sold of $3.0 million.

Cost of goods sold expressed as a percentage of sales decreased to 58.9% for the nine months ended September 30, 2010 from 63.5% for the nine months ended September 30, 2009. The decrease in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2010 increased 5.8%, or $2.2 million, to $40.3 million from $38.1 million for the nine months ended September 30, 2009. This increase was primarily due to the incremental expenses required to drive the organic sales growth and additional expenses as a result of the increased sales level. In addition, the weakening of the United States dollar as compared to the Canadian dollar resulted in an increase of selling, general and administrative expenses of $0.6 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These increases to selling, general, and administrative expenses were partially offset by the reduction of $0.7 million in reserves previously recorded, which resulted in a decrease to selling, general, and administrative expenses for the nine months ended September 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2010 increased 0.4%, or $0.1 million, to $17.6 million from $17.5 million for the nine months ended September 30, 2009. This increase is not significant.

Interest Expense. Interest expense for the nine months ended September 30, 2010 decreased 10.6%, or $2.3 million, to $20.0 million from $22.3 million for the nine months ended September 30, 2009. This decrease was primarily due to lower interest rates on the senior term and acquisition loan facilities during the nine months ended September 30, 2010 than for the nine months ended September 30, 2009, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 2.9% and 3.9% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The reduction in these interest rates resulted in a reduction of interest expense of $0.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In addition, the repurchase in February 2009 of $25.5 million in principal of our 12% Senior Subordinated Notes (“Notes”) and the optional principal repayments of $25.7 million on the senior term loan facility during the period from September 2009 through June 2010 resulted in a combined reduction in interest expense of $0.9 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The residual decrease in interest expense of $0.5 million is primarily due to accelerating the amortization of deferred financing fees due to the extinguishment of $25.5 million of Notes.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment in the nine months ended September 30, 2009 is due to the repurchase of $25.5 million of Notes for a cash purchase price of $15.0 million.

Other Expense (Income), net. Other expense (income), net fluctuated to $0.3 million of expense for the nine months ended September 30, 2010 from $0.9 million of expense for the nine months ended September 30, 2009. The fluctuation in other expense (income), net for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 was primarily due to a $0.5 million gain on a minor acquisition made during the nine months ended September 30, 2010. The remaining components of other expense (income), net primarily consist of realized foreign exchange losses (gains). Realized foreign exchange losses were comparable for both periods.

Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2010 was 38.8%, compared to 41.0% for the nine months ended September 30, 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes during the nine months ended September 30, 2010 was generated by subsidiaries outside the United States than for the nine months ended September 30, 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States.

Liquidity and Capital Resources

At September 30, 2010, we had $27.5 million in cash and $77.4 million in working capital compared with $10.7 million in cash and $51.8 million in working capital at December 31, 2009. The $16.8 million increase in cash resulted from $38.2 million in cash provided by operations, partially offset by the $12.4 million in principal repayments of long-term debt, $7.0 million in capital expenditures, and $2.0 million in net cash paid for acquisitions. The $25.6 million increase in working capital is primarily due to the combination of increases in cash and accounts receivable, as well as decreases in accounts payable and other current liabilities, partially offset by the increase in accrued interest.

On October 25, 2010, we completed an amendment and extension of our senior secured credit facility. The Original Credit Agreement was amended by the Amended and Restated Credit Agreement to incorporate the following amendments, among others: (i) extend the maturity of the revolving loans/commitments, term loans and acquisition loans until September 30, 2013; (ii) increase the aggregate amount of revolving commitments to $40,000,000; (iii) increase the margin for extending loans to LIBOR plus 3.5%; (iv) change the amortization for extending term loans and acquisition loans to $5,000,000 per annum, payable on a quarterly basis; (v) permit $25,000,000 of repurchases of the Registrant’s outstanding 12% Senior Subordinated Notes Due 2013; and (vi) refresh covenant baskets as of October 25, 2010. Certain lenders who did not consent to the terms of the Amended and Restated Credit Agreement will be repaid their loans in accordance with the repayment schedule of the Original Credit Agreement.

As of October 25, 2010, the Registrant has outstanding under the Amended and Restated Credit Agreement: $21.3 million of term loans and $7.9 million of acquisition loans due on December 31, 2011 and $92.7 million of term loans due September 30, 2013. (Acquisition loans due September 30, 2013 are term loans under the Amended and Restated Credit Agreement). There are no amounts currently outstanding under the revolving credit facility (the “Revolver”). Unused portions of the Revolver are charged a fee of 0.75% per annum.

We expect that cash generated from operating activities and availability under the $40.0 million Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at September 30, 2010 was $296.9 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the Amended and Restated Credit Agreement and the December 15, 2013 maturity of the 12% Senior Subordinated Notes. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of September 30, 2010, we were in compliance with all covenants. The combination of our financial performance over the past twelve months and our debt reduction initiatives have resulted in our ratios calculated as of September 30, 2010 being the lowest leverage ratio and highest interest coverage ratio in the history of SGS International, Inc. Below are the required financial covenant levels and the actual levels as of September 30, 2010:

	Required			Actual
Maximum leverage ratio		5.00		3.24
Minimum interest coverage ratio		1.80		3.66
Maximum annual capital expenditures	not to exceed $	21.1 million	(1)	$7.0 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $6.1 million of allowed carry over from the fiscal year ended December 31, 2009.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on the availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. We may periodically explore alternatives to our current financing prior to the maturity of the Amended Credit Agreement and 12% Senior Subordinated Notes. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings. In addition, we may from time-to-time seek to retire our outstanding 12% Senior Subordinated Notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our 12% Senior Subordinated Notes may be material and may involve significant amounts of cash and/or financing availability.

Income taxes

Based on the changes noted in Footnote H “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that that our cash payments for income taxes will be significantly greater in 2011 than in 2010 and prior years.

Cash flows

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Cash flows from operating activities. Net cash provided by operating activities was $38.2 million for the nine months ended September 30, 2010 as compared to $25.3 million for the nine months ended September 30, 2009. The primary reason for this increase is the $19.4 million increase in income from operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In addition, cash paid for interest was $14.0 million for the nine months ended September 30, 2010 compared to $15.3 million for the nine months ended September 30, 2009. Partially offsetting these increases in cash flows from operating activities were the payment of $4.2 million for an exclusive supply agreement, the timing of cash payments to settle liabilities, and an increase in accounts receivable.

Cash flows from investing activities. Net cash used for investing activities was $9.1 million for the nine months ended September 30, 2010 as compared to $9.6 million for the nine months ended September 30, 2009. The decrease in cash used for investing activities is due to a reduction of $1.6 million in net cash paid for acquisitions for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, partially offset by an increase in capital expenditures of $1.1 million.

Cash flows from financing activities. Net cash used in financing activities was $12.4 million for the nine months ended September 30, 2010 as compared to cash used by financing activities of $20.7 million for the nine months ended September 30, 2009. The primary reason for this fluctuation was management’s decision to retain excess cash at September 30, 2010 in anticipation of completing an amendment and extension of our senior secured credit facility. The Company actually had more cash available to pay down outstanding debt during the nine months ended September 30, 2010 than the nine months ended September 30, 2009 as a result of cash generated through increased income from operations; however, management elected not to use the excess cash to make an optional principal repayment of debt on September 30, 2010. Our normal operating cash balance target is $10.0 million compared to our cash balance at September 30, 2010 of $27.5 million.

Contractual Obligations

In connection with our entry into the Amended and Restated Credit Agreement and the optional principal payments made during 2010 on the borrowings outstanding under the Original Credit Agreement, the schedule of contractual obligations has changed significantly. As of the effective date of the Amended and Restated Credit Agreement on October 25, 2010, $29.2 million of borrowings under the Original Credit Agreement that were not extended are scheduled to mature on December 30, 2011. (Subsequent to the effective date of the Amended and Restated Credit Agreement, the Company paid the $21.3 million of term loans outstanding under the Original Credit Agreement on October 29, 2010.) In addition, the outstanding balance of $92.7 million of borrowings under the Amended and Restated Credit Agreement is payable in quarterly installments of $1.25 million through June 2013, with the remaining amount due at maturity on September 30, 2013. Borrowings under the Original Credit Agreement bear interest at a variable rate of LIBOR plus 2.5%. Borrowings under the Amended and Restated Credit Agreement bear interest at a variable rate of LIBOR plus 3.5%.

At September 30, 2010, there were no other material changes in our December 31, 2009 contractual obligations.

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

At September 30, 2010, there were no material changes in our December 31, 2009 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

Based on the evaluation performed as of September 30, 2010, management has concluded that the material weakness previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 has been remediated as a result of the following changes in internal control:

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Amendment Agreement, dated as of October 25, 2010, to the Credit Agreement dated as of December 30, 2005, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern-Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the guarantors from time to time party thereto, the lending institutions from time to time party thereto, UBS Securities LLC and Lehman Brothers Inc., as joint lead arrangers, UBS Securities LLC, as syndication agent, CIT Lending Services Corporation, as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as US collateral agent and as Canadian collateral agent, and PNC Bank, National Association, as Successor to National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.9	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.10	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.11	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.12	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.14	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.15	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.16	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.17	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Amendment Agreement. See Exhibit 4.8.

10.2	Amended and Restated Credit Agreement. See Exhibit 4.9.

10.3	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents. See Exhibit 4.10.

10.4	Supplemental Debenture. See Exhibit 4.11.

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: November 9, 2010	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer (Principal Financial Officer)