Form 10-K
period 2010-12-31
SGS International, Inc.
filed 2011-03-14
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 11, 2011 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

We are a global leader in the digital imaging and communication industry and offer design-to-print graphic services to the international consumer products packaging market. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography (also known as “offset”). Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, L.P. (now known as “Court Square Capital Partners, L.P.”) in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single-facility gravure operation in Louisville, Kentucky. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. In November 2005, SGS acquired MCG Graphics Limited (“MCG”), a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from its then parent, Alcoa Inc., on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a senior secured credit facility. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc. (“CMJ”), a packaging graphics firm in the U.S. with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. In January 2008, the Company acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. In May of 2008, the Company acquired Backwell Design Inc. and Gemini Graphic Imaging Inc. (collectively “Backwell”). Backwell is a Canadian provider of packaging and retail graphics services located in London, Ontario. In December of 2008, the Company acquired the assets of Focus Imaging Group LLC, a U.S. based packaging graphics firm with an emphasis on design and reprographics for corrugated materials.

INDUSTRY OVERVIEW

End markets served

We operate in the graphic services industry, which we estimate to be a $32.0 billion global industry. Within this industry, we compete principally in the value-added packaging market, providing services to consumer products companies and to the converters and printers who serve them. We estimate that the North American market for graphic services for consumer packaging products is approximately $2.1 billion and the global market for these services is approximately $6.6 billion. We focus on a variety of end markets, with food and beverage representing a large portion of our business. Other key end markets include tobacco, personal care, household products, pet food and pharmaceutical. We estimate that the remainder of the global market in the graphic services industry is comprised of the $10.0 billion advertising and promotion market, where we participate on a limited basis, and the $15.4 billion “other” market which includes catalogs, newspapers and magazines, where we do not participate.

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

Prepress graphics and image carrier services

Our “prepress” services then convert the creative idea and design into an image suitable for volume printing, a key step in speeding brands to market. The steps taken in this phase of the process include (i) graphics activities such as production art, composition and typesetting, creative retouching, image assembly, file creation, color separation and digital/film output, and (ii) image carrier preparation. Our prepress process is key to ensuring that our consumer products customers’ brands and graphics are reproduced accurately and with uniform color using different package printing processes and substrates, in a timely and cost-effective manner. While color separation and other prepress services were in the past performed by hand (i.e., the “conventional” method), our employees today use state-of-the-art computers and software programs to provide digital imaging services. It has become typical for customers to forward designs to us in digital format for image manipulation, layout and assembly. We work closely with the customer during this process and we offer a wide spectrum of proofing services, including soft proofing, online proofing and digital proofing, to facilitate customer involvement and approval.

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

We also have significant competencies in interactive media and offer short run reproduction service to our clients utilizing our digital printing capabilities.

PRINTING MARKETS SERVED

Flexography

Flexography uses an image carrier (plate) made of rubber, plastic or any other flexible material. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We are a leading flexographic plate producer in North America with 16 state-of-the-art flexographic imaging facilities (14 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

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

INDUSTRY TRENDS

Our revenues are primarily driven by demand for graphics services from consumer products companies and the printers and converters that service them. In addition to growth in packaging volume, demand for our services is generated by new product launches, brand portfolio changes that result from either consolidations or divestitures, design refreshing, targeted marketing for promotional or seasonal events (e.g., events such as the Kentucky Derby, Super Bowl, World Series and Olympics), changes in labeling requirements (e.g., government-required warnings and consumer-driven preferences for “heart healthy,” “low in carbohydrates,” and “low in saturated fat” products), changes in packaging products and changes in consumer tastes. Other recent demand drivers include Nutrition Keys (a voluntary front-of-pack nutrition labeling system), changes in packaging printers, and changes in packaging structures, substrates and formats. Key trends within the industry include:

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

Globalization. We believe that over the last several years a number of multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. With operations in North America, Mexico, Europe and Asia, we have the ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See Item 1A “Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

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

Stock Keeping Unit (SKU) proliferation. In recent years, there has been steady growth in private label or store brands within the United States and in the overall number of product lines offered by consumer packaged goods companies. The growth in store brands in the United States follows similar trends in Europe, which has a very strong private label market. There is a trend in the industry for retailers to aggressively grow their own “store brand” within their own retail environment to solidify customer loyalty, as well as offer more competitive pricing. Selling under their private label offers them an opportunity to do both. Retailers also enjoy a meaningful profitability advantage when their private label products are sold to customers. We have undertaken a comprehensive initiative to systematically target private label business opportunities and are benefiting from these efforts. We currently support the private label initiatives of several companies. Meanwhile consumer packaged goods companies are also introducing new product lines to continue to differentiate their products from the store brands and other competitors to provide consumers with additional choices.

We believe we are able to take advantage of these industry trends due to our strengths in the following areas:

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 31 locations in North America that are within close proximity to our customers’ plants. We also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the European market through an acquisition in 2005, have continued to grow there through acquisitions, and currently operate five locations in Europe. We entered the Asia market with operations in Hong Kong that were gained through one of our 2007 acquisitions. In 2009, we continued to expand our capabilities in Asia through the establishment of a branch office in the Philippines. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies, as well as the printers and converters that serve them. We have greater than 30-year relationships on average with our top ten customers. Our top ten customers accounted for approximately 35% of our revenues in fiscal 2010. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer. Additionally, we believe we can leverage our broad geographic footprint and relationships with global customers to further expand the services and offerings to blue chip customers around the world.

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

Stable, large-scale competitor

We believe we are one of a small number of graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2010 personnel cost represented approximately 52% of our total costs and expenses and we believe we would be able to quickly react to a reduction in the demand for our services.

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

In addition, we have expanded our digital printing capabilities. These capabilities allow us to offer short run reproduction service and create sales samples or packaging mock-ups (product packaging samples that may or may not be filled with actual product). Since such services are generally requested more by our customers’ marketing departments than their procurement departments with whom we typically have the most contact, this expanded service offering allows us to develop additional relationships within our customers’ operations to better understand their needs and help deliver the most consistent and cost-effective solutions.

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

Focus on reducing debt obligations

Since the beginning of 2006, we have generated more than $20.0 million in cash from operations each year and have utilized a significant portion of this cash for acquisitions and to reduce our outstanding debt. Our recent focus for the use of cash provided by operations has been to reduce our outstanding debt, as demonstrated by our $30.0 million in principal repayments during 2009 and $43.0 million in principal repayments during 2010. Acquisition related cash payments were only $3.9 million in 2009 and $2.0 million in 2010. As we move forward, we will continue to use cash generated from operations to pay down debt, as well as fund attractive acquisition opportunities as they become available.

Leverage international presence

We believe many of our customers are finding value in brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. Since 2006, we have made several acquisitions in Europe, gained operations in Hong Kong, and opened a branch office in Manila, all with the intention of further strengthening our relationship with several of our top customers and servicing them on a global level.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since the beginning of 2006, we have completed 9 noteworthy acquisitions.

The following table summarizes our noteworthy acquisitions from January 2006 through February 2011:

Acquisition	Year of acquisition	Key capabilities

The Box Room Limited	2006	Graphics
Lukkien Packaging Department	2006	Graphics
Synnoflex	2006	Graphics/Flexo
C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo
Tri-Ad	2008	Graphics / Flexo
Backwell	2008	Graphics
Focus Imaging Group LLC	2008	Graphics / Flexo
Creative Type	2011	Digital Print

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve a significant number of customers with no one customer accounting for more than 7% of fiscal 2010 revenue. Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2010. Over the course of our more than 60-year history, we have established close and stable relationships with our customers. On average, we have enjoyed relationships lasting longer than 20 years with our top ten customers.

While consumer products companies have continued to outsource their graphics services needs, they are increasingly focused on consolidation of their supplier base. They often single-source their graphics work with respect to a particular product line to assure brand consistency and quality, improve speed-to-market and procure a full range of services. This supplier consolidation trend in recent years continues to play a significant role in shaping the graphics services industry and has created further market opportunities for full-service industry leaders, such as us, to expand our services and customer base and gain market share. Consistent with the supplier consolidation and single sourcing trends, consumer products companies are increasingly moving towards doing business with their graphic service providers under long-term supply contracts. Historically, this business has been done on a purchase order basis, with services purchased for discrete projects on an as needed basis. For an industry leader such as us, the move towards written contracts covering ongoing business and multiple projects over a number of years further strengthens our already consistent and stable business relationships and improves predictability. Roughly half of our revenue currently is generated under long-term contracts with our customers. These contracts typically provide that we are the sole supplier of services related to a product for an initial two to five year period. However, most of these contracts may be terminated by the customer without cause upon 30 to 90 days’ notice and do not provide that our customers have to purchase a minimum amount of our services.

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

Our account managers have built strong relationships with internationally renowned companies through years of hard work and today these customers rely on us to provide graphic services for several of their brands. We believe that one key to the longevity and success of these relationships has been our ability to support our account managers with superior execution. Our technical specialists have strengthened many customer relationships by helping introduce new graphics that differentiate customers’ products in stores.

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

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2010, material and supply costs represented approximately 18% of our cost of goods sold.

BUSINESS CYCLES AND SEASONALITY

Our business is not generally seasonal because of the number of design changes that we are able to process as a result of our speed-to-market and emphasis on digital technology. There may be some decline in December of each year as any holiday-specific design changes have been executed and our customers take their holiday breaks. There may be similar, more modest slowdowns in conjunction with other holidays but we generally do not see any significant impact.

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

EMPLOYEES

As of December 31, 2010, we had 2,076 employees, 1,212 of whom are located at United States operating facilities, 109 of whom are United States corporate employees, 339 of whom are located in Canada, and 32 of whom are located in Mexico. We have an additional 287 employees in the UK, 12 employees in the Netherlands, 62 employees in Hong Kong, and 23 employees in the Philippines. All of our employees in the United States, Canada, Mexico, the Netherlands, Hong Kong and the Philippines are non-union. A number of our employees in the UK are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at our facilities.

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

GEOGRAPHIC FINANCIAL INFORMATION

The sales and long-lived asset information by geographic area presented within Footnote B to our consolidated financial statements in Item 15, “Exhibits and Financial Statement Schedules” is incorporated herein by reference.

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

As of December 31, 2010, our total consolidated indebtedness was $266.6 million. In addition, we had $40.0 million of additional borrowings available under our revolving credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

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

The timing of particular jobs or types of jobs at particular times of year may cause significant fluctuations in the operating results of our various operations in any given quarter. We are subject to factors that are beyond our control, including changes in interest costs, currency exchange rates and tax rates, costs associated with compliance with legal and regulatory requirements and the health of the consumer products industry. We also depend, to some extent, on sales to certain industries, such as the food and beverage industry. To the extent these industries experience downturns, the results of our operations may be adversely affected.

We are dependent on certain key customers and are subject to unpredictable order flows.

Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2010. In fiscal 2010, no one customer accounted for more than 7% of our total revenues. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contracts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay operations and adversely affect our sales. In fiscal 2010, materials and supplies costs accounted for approximately 18% of our cost of goods sold.

We may be unable to effectively integrate acquired businesses.

Since the beginning of 2006, we have completed 9 noteworthy graphic services or digital print acquisitions and we will consider pursuing attractive acquisition opportunities in the future. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to effectively integrate acquired businesses into our existing business.

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

We currently have operations in the United States, Mexico, Canada, the United Kingdom, the Netherlands, Hong Kong and the Philippines. For the year ended December 31, 2010, total net sales from operations outside the United States were approximately $104 million (excluding intercompany sales), which represented approximately 29% of our consolidated net sales. As a result of our foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the information presented within Footnote B to our consolidated financial statements in Item 15, “Exhibits and Financial Statement Schedules” summarizing the concentration of sales and long-lived assets by major geographic region.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.5 million. Any borrowings under our senior secured revolving credit facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 38 operating facilities located across the United States, Canada, Mexico, the United Kingdom, Hong Kong and the Philippines. Virtually all of these operating facilities provide prepress graphics services; 18 of them engrave flexographic plates; and nine of them engrave gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable.

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

As of March 11, 2011, excluding our headquarters in Louisville, we have 38 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Atlanta, GA (Gravure)		X
Atlanta, GA (Flexo)		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Marietta, GA		X
Milwaukee, WI		X
Minneapolis, MN		X
Philadelphia, PA		X
Ramsey, NJ		X
Reidsville, NC		X
Richmond, VA (Creative)		X
Richmond, VA (Prepress, Flexo, Gravure)		X
St. Louis, MO		X
West Monroe, LA	X
Winston-Salem, NC		X
Canada
London, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal, Quebec (Flexo)		X
Montreal, Quebec (Design)		X
Toronto, Ontario (Prepress)		X
Toronto, Ontario (Photo Studio)		X
Toronto, Ontario (Design Studio)		X
Mexico
Mexico City		X
United Kingdom
Cumbria		X
Hull		X
Hull (Priory Park)		X
London (Thames)		X
Tamworth		X
The Philippines
Manila		X
China
Hong Kong		X

Item 3.	Legal Proceedings

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

As of March 11, 2011, there was one holder of record of the Registrant’s Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant had no sales of unregistered securities in 2010.

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information and other data for the periods indicated. The historical statement of operations data and statement of cash flows data for the years ended December, 31, 2010, December 31, 2009, and December 31, 2008, and the balance sheet data for December 31, 2010 and December 31, 2009 are derived from our audited consolidated financial statements, included elsewhere in this Form 10-K. The historical statement of operations data and statement of cash flows data for the year ended December 31, 2007 and December 31, 2006, and the balance sheet data for December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Year ended December 31, 2010 (1)	Year ended December 31, 2009 (1)	Year ended December 31, 2008 (1)	Year ended December 31, 2007 (1)	Year ended December 31, 2006 (1)
	(dollars in millions)
Statement of Operations Data:
Sales	$352.7	$323.5	$323.5	$308.8	$276.3
Costs of goods sold (exclusive of depreciation)	210.6	202.9	212.3	205.1	180.5
Selling, general and administrative expenses	54.6	51.0	49.6	46.6	37.9
Depreciation and amortization	23.9	23.6	28.6	23.7	20.1
Income from operations	63.6	46.0	33.0	33.4	37.8
Net income (loss) (2)	21.2	14.1	(1.4)	(2.1)	0.9
Balance Sheet Data:
Total assets	483.2	483.7	476.1	530.2	469.5
Total debt	266.6	308.9	345.7	363.1	322.0
Stockholder’s equity	142.1	118.5	89.5	119.2	110.3
Statement of Cash Flows Data:
Net cash provided by operations	56.7	41.8	27.3	23.8	20.2
Net cash (used in) provided by financing activities	(44.1)	(30.0)	(10.3)	36.4	(0.5)
Net cash used for investing activities	(13.9)	(12.8)	(38.9)	(39.7)	(11.0)
Other Financial Data:
Capital expenditures	11.9	8.9	12.7	11.1	8.7
Business acquisitions, net of cash acquired	2.0	3.9	27.0	29.3	4.4

1	The selected financial data was impacted by acquisitions. See Item 1 “Business” for a listing of noteworthy acquisitions occurring during the period from January 2006 through December 2010. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the financial impact of acquisitions.
2	Net income for the year ended December 31, 2009 includes a $6.4 million gain on debt extinguishment ($10.5 million before tax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We reached record levels for both sales and income from operations during 2010. Net sales for 2010 were $352.7 million, an increase of 9.0%, or $29.2 million, from $323.5 million for 2009. This increase in sales was driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs). The majority of this growth occurred in the United States and Canada. In addition, foreign currency fluctuations, most notably the weakening of the U.S. dollar compared to the Canadian dollar, positively impacted sales by $5.1 million. Income from operations for 2010 increased 38.2%, or $17.6 million, to $63.6 million from $46.0 million for 2009. The substantial increase is attributable to the previously discussed sales increase and effective control of costs, particularly in the areas of cost of goods sold and interest expense, which are discussed below.

Cost of goods sold (exclusive of depreciation) expressed as a percentage of sales was 59.7% for 2010, compared to 62.7% for 2009. As a result, cost of goods sold only increased $7.7 million from 2009 to 2010, compared to the $29.2 million sales increase during this same period. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes. In addition, we further managed to effectively control cost of goods sold by distributing the sales volume increase across our locations that historically provide a higher gross profit percentage.

Interest expense decreased 11.2%, or $3.4 million, to $26.5 million for 2010 from $29.9 million for 2009. The decrease in interest expense is primarily due to our debt reduction initiative, as well as lower interest rates.

The positive impacts on income from operations due to the sales increase, effective control of costs of goods sold and lower interest expense were partially offset by our investment in the future through higher selling and marketing expenses. The chart below provides cost of goods sold (exclusive of depreciation) and selling and marketing expenses, each expressed as a percentage of sales.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales	$352,693	$323,457	$323,518
Cost of goods sold (exclusive of depreciation)	210,553	202,850	212,295

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	59.7%	62.7%	65.6%

Selling and marketing expenses	36,823	31,989	30,515

General and administrative expenses	17,798	19,037	19,084

Total selling, general, and administrative expenses	54,621	51,026	49,599

Selling and marketing expenses, as a percentage of net sales	10.4%	9.9%	9.4%

On October 25, 2010, we completed an amendment and extension of our senior secured credit facility. The amended and restated credit agreement we entered into as of that date extends the due dates on the related debt obligations to September 2013 and also provides a $40.0 million revolving credit facility. The revolving credit facility provides us with the capability to make future investments, to make acquisitions, and to retire outstanding Notes. Depending on prevailing market conditions and our liquidity requirements, we may seek to retire outstanding Notes in open market purchases, privately negotiated transactions or otherwise.

While we made only one minor acquisition during 2010, total acquisition related spending during 2010 was approximately $2.0 million and related primarily to acquisitions that occurred prior to 2010. As of December 31, 2010, the total purchase price amounts remaining to be paid for acquisitions made in 2010 and prior years were less than $0.3 million and will all be paid in 2011. In February 2011, we acquired the assets of a digital print company in Dallas, Texas that include label printers and other equipment associated with digital printing. This acquisition will broaden our digital printing capabilities and product offerings. We now have a larger capacity to offer our customers short run reproduction services and sales samples or packaging mock-ups (product packaging samples that may or may not be filled with actual product). Since such services are generally requested more by our customers’ marketing departments than their procurement departments with whom we typically have the most contact, this expanded service offering allows us to develop additional relationships within our customers’ operations to better understand their needs and help deliver the most consistent and cost-effective solutions.

We have previously reported that price erosion in the industry, which we estimate at approximately 2% to 3% annually, is negatively impacting our sales. As part of our strategy to combat continuing downward pressure on our pricing, we seek business at pricing that we believe is commensurate with the value we deliver, that will enable us to maintain margins at the levels we have historically achieved, and that will allow us to realize profitable organic growth. We have attempted to mitigate the negative impact of price concessions on our net income by putting in place effective cost control measures among other things.

During 2010, our operations generated cash flows $56.7 million. This is an increase of 35.7%, or $14.9 million, from the $41.8 million generated in 2009. The majority of this cash was used to strengthen our balance sheet through principal repayments on our long-term debt obligations. We expect our ability to generate cash from operations will further position us to achieve our financial goals in 2011, including funding attractive acquisition opportunities and further debt reduction.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Net sales	$352,693	$323,457	$29,236	9.0%
Cost of goods sold (exclusive of depreciation)	210,553	202,850	7,703	3.8%
Selling, general, and administrative expenses	54,621	51,026	3,595	7.0%
Depreciation and amortization	23,912	23,562	350	1.5%

Income from operations	63,607	46,019	17,588	38.2%
Interest expense	26,552	29,917	(3,365)	-11.2%
Gain on debt extinguishment	—	(10,500)	10,500	nm
Other expense (income), net	536	1,753	(1,217)	-69.4%

Income before income taxes	36,519	24,849	11,670	47.0%
Provision for income taxes	15,301	10,749	4,552	42.3%

Net income	$21,218	$14,100	7,118	50.5%

nm - Percentage change is not meaningful

The following table summarizes the concentrations of sales by major geographic region (dollars in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
United States	$251,295	$233,251	$223,330
Canada	64,552	55,540	57,795
Europe	37,612	37,929	47,570
Other geographic locations	7,865	4,834	6,133
Eliminations	(8,631)	(8,097)	(11,310)

Total	$352,693	$323,457	$323,518

Year ended December 31, 2010 compared to the year ended December 31, 2009

Sales. Sales for fiscal 2010 increased 9.0%, or $29.2 million, to $352.7 million from $323.5 million for fiscal 2009. This increase in sales was driven primarily by volume growth across our customer base, most notably with large CPGs. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates. The weakening of the United States dollar, as compared to the Canadian dollar, positively impacted sales by $5.5 million. This positive impact on sales was slightly offset by the strengthening of the United States dollar compared to the British pound and the euro, which negatively impacted sales by $0.5 million on a combined basis.

Sales in the United States increased by $17.5 million for fiscal 2010 compared to fiscal 2009 primarily due to organic sales growth with large CPGs. In addition, the increase in sales in the United States was positively impacted by changes in labeling requirements for the tobacco industry imposed by the United States government. While sales to our customers in the tobacco industry increased $3.0 million in fiscal 2010 compared to fiscal 2009, the tobacco industry represents less than 5% of our total business and we expect it will become a smaller percentage of our business as we continue to expand. After excluding the impact of foreign currency fluctuations, sales in Canada increased approximately $3.6 million for fiscal 2010 compared to fiscal 2009 due to organic sales growth with CPGs, primarily in the beverage industry. In addition, sales to customers in the tobacco industry increased by $0.5 million for fiscal 2010 compared to fiscal 2009 in response to changes in labeling requirements for the tobacco industry imposed by the Canadian government. After excluding the impact of foreign currency fluctuations, sales in Europe increased by $0.4 million for fiscal 2010 compared to fiscal 2009. This increase was primarily due to organic growth with large CPGs, offset by a decline in sales to retail companies. Sales in Mexico increased by $1.9 million for fiscal 2010 compared to fiscal 2009 due to organic growth. The remaining increase in sales of $0.8 million was generated from our operations in Asia.

Cost of Goods Sold. Cost of goods sold for fiscal 2010 increased 3.8%, or $7.7 million, to $210.6 million from $202.9 million for fiscal 2009. The increase in cost of goods sold was due to the significant increase in sales, as previously discussed, partially offset by effective cost control. In addition, foreign currency fluctuations increased cost of goods sold, on a net basis. The weakening of the United States dollar as compared to the Canadian dollar increased cost of goods sold by $3.5 million, but this was slightly offset by the strengthening of the United States dollar compared to the British pound and the euro, which reduced cost of sales by $0.3 million on a combined basis.

Cost of goods sold expressed as a percentage of sales decreased to 59.7% for fiscal 2010 from 62.7% for fiscal 2009. This reduction in cost of goods sold as a percentage of sales is due to a combination of factors, including the benefits of cost cutting initiatives implemented in prior years and leveraging our existing resources on increased sales volumes. In addition, we further managed to effectively control cost of goods sold by distributing some of the sales volume increase across our locations that historically provide a higher gross profit percentage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2010 increased 7.0%, or $3.6 million, to $54.6 million from $51.0 million for fiscal 2009. This increase was primarily due to the incremental selling and marketing expenses required to drive the organic sales growth in fiscal 2010 and to stimulate further sales growth in subsequent periods, as well as additional expenses resulting from the increased level of sales. In addition, the weakening of the United States dollar as compared to the Canadian dollar resulted in an increase of selling, general and administrative expenses of $0.7 million in fiscal 2010 compared to fiscal 2009. These increases to selling, general, and administrative expenses were partially offset by the reduction of $0.8 million in reserves previously recorded, which resulted in a decrease to selling, general, and administrative expenses for fiscal 2010. In addition, fiscal 2009 included certain additional expenses to consolidate operations that did not reoccur in fiscal 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2010 increased 1.5%, or $0.3 million, to $23.9 million from $23.6 million for fiscal 2009. Depreciation and amortization expense increased due to the previously discussed weakening of the United States dollar as compared to the Canadian dollar, which resulted in an increase of $0.4 million of depreciation and amortization expenses for fiscal 2010 compared to fiscal 2009. The remaining fluctuation is not significant as the incremental depreciation and amortization on assets placed in service during fiscal 2010 or the latter portion of fiscal 2009 is offset by the impact of assets that became fully depreciated in either fiscal 2010 or fiscal 2009.

Interest Expense. Interest expense for fiscal 2010 decreased 11.2%, or $3.4 million, to $26.5 million for fiscal 2010 from $29.9 million for fiscal 2009. This decrease is due to the Company’s debt reduction strategy, the corresponding impact on the amortization of deferred financing fees from the Company’s debt reduction strategy, and lower interest rates on the senior secured term loan. The Company’s debt reduction strategy included the repurchase in February 2009 of $25.5 million in principal of our 12% Senior Subordinated Notes (“Notes”), as well as principal repayments on the senior credit facility of $42.4 million and $14.4 million for fiscal 2010 and fiscal 2009, respectively. As a result of these principal repayments, combined interest expense on the Notes and senior credit facility was $1.2 million less in fiscal 2010 than fiscal 2009. In addition, the timing of these principal repayments and the corresponding acceleration of the amortization of deferred financing fees was $1.3 million less in fiscal 2010 compared to fiscal 2009. Also, lower interest rates on the senior credit facility during fiscal 2010 resulted in interest savings of $0.7 million compared to fiscal 2009. The weighted average interest rate on the senior credit facility was 3.1% during fiscal 2010 compared to 3.6% in fiscal 2009. The 3.1% weighted average interest rate during fiscal 2010 also takes into account the 1.0% increase on the margin for loans under the amended and restated credit agreement we entered into as of October 25, 2010.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment in fiscal 2009 is due to the acquisition of $25.5 million in principal of our Notes.

Other Expense (Income), net. Other expense (income), net decreased by $1.3 million to $0.5 million of expense for fiscal 2010 from $1.8 million of expense for fiscal 2009. Other expense, net, primarily consists of recognized gains and losses on foreign exchange and miscellaneous non-operating expense (income) items. Recognized losses on foreign exchange were $0.9 million in fiscal 2010 compared to $1.7 million in fiscal 2009. The remaining decrease was primarily due to a gain of $0.6 million on a minor acquisition made during 2010.

Provision (Benefit) for Income Taxes. The effective tax rate for fiscal 2010 was 41.9% compared to 43.3%, for fiscal 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes in fiscal 2010 was generated by subsidiaries outside the United States than for fiscal 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States.

The provision for taxes on income for 2010 and 2009 includes $0.8 million in each year for certain tax withholding on intercompany interest. In early January 2011, the company filed an election that will result in elimination of these withholding taxes before they would become due and payable. As a result, in the first quarter of 2011 the Company will reverse all the intercompany interest withholding taxes that have been provided for historically. This will reduce the tax expense in the first quarter of 2011 by $1.6 million and will result in the repatriation of $23.3 million of intercompany interest of which the majority will be offset by our net operating loss carryforwards in the United States.

Year ended December 31, 2009 compared to the year ended December 31, 2008

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
Net sales	$323,457	$323,518	$(61)	0.0%
Cost of goods sold (exclusive of depreciation)	202,850	212,295	(9,445)	-4.4%
Selling, general, and administrative expenses	51,026	49,599	1,427	2.9%
Depreciation and amortization	23,562	28,659	(5,097)	-17.8%

Income from operations	46,019	32,965	13,054	39.6%
Interest expense	29,917	36,545	(6,628)	-18.1%
Gain on debt extinguishment	(10,500)	—	(10,500)	nm
Other expense (income), net	1,753	(2,149)	3,902	nm

Income (loss) before income taxes	24,849	(1,431)	26,280	nm
Provision for income taxes	10,749	15	10,734	nm

Net income (loss)	$14,100	$(1,446)	15,546	nm

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

After excluding the impact of sales generated from acquisitions, sales in the United States increased by $2.1 million for fiscal 2009 compared to fiscal 2008 primarily due to organic growth driven by the success of sales for “store brands.” The increase in sales in the United States was despite a $3.0 million decrease in sales to our customers in the tobacco industry for fiscal 2009 compared to fiscal 2008 due to the consolidation of brands within tobacco companies and changes in labeling imposed by the United States and Canadian governments. After excluding the impact of foreign currency fluctuations and sales generated from acquisitions, sales in Canada increased approximately $3.8 million for fiscal 2009 compared to fiscal 2008 due to organic growth both from sales to new customers and increased sales to existing customers. This increase in sales in Canada occurred despite a $0.5 million decrease in sales to our tobacco industry customers due to the reasons previously discussed. After excluding the impact of foreign currency fluctuations, sales in the United Kingdom decreased by $0.8 million for fiscal 2009 compared to the fiscal 2008. This decrease was primarily due to the overall economic downturn in the United Kingdom. The remaining decrease in sales of $0.8 million is spread across other geographical regions and is primarily due to management’s decision to provide services to certain customers from either the United States or United Kingdom.

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

Interest Expense. Interest expense for fiscal 2009 decreased 18.1%, or $6.6 million, to $29.9 million for fiscal 2009 from $36.5 million for fiscal 2008. This decrease is primarily due to lower interest rates on the senior secured term loan during fiscal 2009 than fiscal 2008, as well as the Company’s debt reduction strategy. The weighted average interest rates on the senior term and acquisition loan facilities were 3.7% during fiscal 2009 compared to 6.5% during fiscal 2008. This decline in interest rates resulted in a reduction of interest expense of $4.1 million for fiscal 2009 compared to fiscal 2008. In addition, the acquisition in February 2009 of $25.5 million in principal of the Notes combined with the optional principal repayments on the senior term loan facility of $8.2 million in September 2008 and $6.0 million in September 2009 resulted in a combined reduction in interest expense of $2.8 million for fiscal 2009 compared to fiscal 2008. Partially offsetting the impact of these items was a $1.1 million increase in the amortization of deferred financing fees, which increased to $3.0 million in fiscal 2009 compared to $1.9 million in fiscal 2008. The increase in the amortization of deferred financing fees is primarily due to the impact from accelerating the amortization for the extinguishment of $25.5 million in principal of the Company’s 12% senior subordinated notes and the prepayment of principal on the senior term loan. The residual decrease in interest expense was primarily due to the previously discussed strengthening of the United States dollar as compared to the British pound and Canadian dollar.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment is due to the acquisition of $25.5 million in principal of the Notes.

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

Provision (Benefit) for Income Taxes. The effective tax rate for fiscal 2009 was 43.3% compared to negative 1.0%, for fiscal 2008. The increase in the effective tax rate is primarily due to expenses not fully deductible for income tax purposes having a much larger impact on the effective tax rate for fiscal 2008 than for fiscal 2009. This larger impact in fiscal 2008 than fiscal 2009 is due to a loss before income taxes for fiscal 2008 of $1.4 million compared to income before income taxes of $24.8 million for fiscal 2009. Additionally, the provision for taxes on income in fiscal 2009 includes a provision accrual of $0.8 million for certain tax withholding on intercompany interest. As previously stated, in early January 2011, the company filed an election that will result in elimination of these withholding taxes before they would become due and payable.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2010.

	Years ending December 31, (dollars in thousands)
	2011	2012	2013	2014	2015	2016 and after	Total
Contractual obligations:
Principal payments on debt	$5,000	$5,000	$256,042	$0	—	—	$266,042
Interest payments on debt [1]	24,533	24,332	22,535	—	—	—	71,400
Capital lease obligations	113	120	99	95	77	6	510
Operating lease obligations	6,211	4,866	3,082	2,354	1,911	6,618	25,042
Purchase obligations	3,019	—	—	—	—	—	3,019
Other long-term liabilities	50	757	708	—	—	—	1,515
Management advisory fee	500	500	500	500	500	—	2,500

Total contractual obligations
	$39,426	$35,575	$282,966	$2,949	$2,488	$6,624	$370,028

[1]

The interest payments on debt include interest on $91.5 million of variable rate debt in the senior credit facility. Interest payments on the senior secured term loan and acquisition facility borrowings are based on LIBOR + 3.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rates in effect on December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had $9.5 million in cash and cash equivalents and $46.9 million in working capital compared with $10.7 million in cash and cash equivalents and $51.8 million in working capital at December 31, 2009. The $1.2 million decrease in cash and cash equivalents resulted from the $43.0 million in principal repayments of long-term debt, $11.9 million in capital expenditures, $2.0 million in net cash paid for acquisitions and $1.1 million in payments for deferred financing fees, partially offset by $56.7 million in cash provided by operations. The $4.9 million decrease in working capital is due to increases in the current portion of debt and accounts payable as well as decreases in cash and the current deferred income tax asset. These decreases in working capital were partially offset by an increase in accounts receivable.

On October 25, 2010, we completed an amendment and extension of our senior secured credit facility. The original credit agreement we entered into as of December 30, 2005 was amended and restated as of October 25, 2010 (as amended and restated, the “Amended and Restated Credit Agreement”) to incorporate the following amendments, among others: (i) extend the maturity of the revolving loans/commitments, term loans and acquisition loans until September 30, 2013; (ii) increase the aggregate amount of revolving commitments to $40,000,000; (iii) increase the margin for extending loans to LIBOR plus 3.5%; (iv) change the amortization for extending term loans and acquisition loans to $5,000,000 per annum, payable on a quarterly basis; (v) permit $25,000,000 of repurchases of the Registrant’s outstanding 12% Senior Subordinated Notes Due 2013; and (vi) refresh covenant baskets as of October 25, 2010. Certain lenders who did not consent to the terms of the Amended and Restated Credit Agreement were repaid their loans effective November 30, 2010.

We expect that cash generated from operating activities and availability under the $40.0 million revolving credit facility (the “Revolver”) will be our principal sources of liquidity. There are no amounts currently outstanding under the Revolver. Unused portions of the Revolver are charged a fee of 0.75% per annum. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2010 was $266.5 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the Amended and Restated Credit Agreement and the December 15, 2013 maturity of the 12% Senior Subordinated Notes. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2010, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2010:

	Required			Actual
Maximum leverage ratio		5.00		2.95
Minimum interest coverage ratio		1.80		3.63
Maximum annual capital expenditures	not to exceed $	21.1 million	(1)	$11.9 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $6.1 million of allowed carry over from the fiscal year ended December 31, 2009.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on the availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. We may periodically explore alternatives to our current financing prior to the maturity of the Amended and Restated Credit Agreement and Notes. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings. In addition, we may from time-to-time seek to retire our outstanding Notes in open market purchases, privately negotiated transactions, through calling the Notes, or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our 12% Senior Subordinated Notes may be material and may involve significant amounts of cash and/or financing availability.

Capital expenditures

Capital expenditures were $11.9 million for fiscal 2010. Capital expenditures for fiscal 2011 are expected to be between $10.0 million and $15.0 million. Capital expenditures are discretionary and generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. In fiscal 2010, our capital expenditures were slightly less than the $13.7 million of depreciation expense on properties, plants, and equipment.

Income taxes

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS has filed an election that will essentially repatriate $23.3 million of intercompany interest back to the United States for tax purposes and will reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company has recorded a net deferred tax liability and associated withholding tax expenses totaling $1.6 million on intercompany interest accrued but unpaid. We will reverse this tax expense in the first quarter of 2011. However, the 2011 taxable income will include all of the historical intercompany interest as well as any intercompany interest earned during 2011. As a result, we expect to fully utilize all of our outstanding and unrestricted net operating loss carryforwards to offset the majority of the intercompany interest repatriated during 2011. Given our ability to generate income and the effect of these tax planning strategies, we expect to generate taxable income in 2011 and pay significantly more cash income taxes than we have in the past.

Cash flow

Year ended December 31, 2010 compared to the year ended December 31, 2009

Cash flows from operating activities. Net cash provided by operating activities was $56.7 million for fiscal 2010 as compared to $41.8 million for fiscal 2009. The primary reason for this increase was the increase in income from operations, which increased to $63.6 million for fiscal 2010 compared to $46.0 million for fiscal 2009. In addition, cash paid for interest decreased to $25.4 million for fiscal 2010 compared to $26.6 million for fiscal 2009. The impacts of these items were partially offset by increases in working capital during fiscal 2010 and the payment of $4.2 million for an exclusive supply agreement.

Cash flows from investing activities. Net cash used in investing activities was $13.9 million for fiscal 2010 as compared to $12.8 million for fiscal 2009. The increase in cash used in investing activities is due to an increase in capital expenditures of $3.0 million to $11.9 million for fiscal 2010 compared to $8.9 million for fiscal 2009, partially offset by a reduction in net cash paid for business acquisitions. The net cash paid for business acquisitions decreased $1.9 million to $2.0 million for acquisitions for fiscal 2010 compared to $3.9 million for acquisitions in fiscal 2009.

Cash flows from financing activities. Net cash used in financing activities was $44.1 million for fiscal 2010 as compared to $30.0 million for fiscal 2009. The primary reason for this increase was the Company’s capability to make more principal repayments on outstanding debt during fiscal 2010 than during fiscal 2009. This capability was a direct result of the significant cash provided by operations. During fiscal 2010, the Company used $42.4 million of cash in fiscal 2010 to reduce the outstanding principal on the senior credit facility compared to the $14.4 million in principal payments on the senior credit facility in fiscal 2009 and the $15.0 paid in fiscal 2009 to extinguish an aggregate principal amount of $25.5 million of its Notes.

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

Cash flows from financing activities. Net cash used in financing activities was $30.0 million for fiscal 2009 as compared to $10.3 million for fiscal 2008. The primary reason for this increase was the Company’s increased focus on debt reduction during fiscal 2009. During fiscal 2009, the Company paid $15.0 million to extinguish an aggregate principal amount of $25.5 million of its Notes. In addition, the Company used $14.4 million of cash in fiscal 2009 to reduce the outstanding principal on the senior term loan and acquisition facility compared to $9.5 million in fiscal 2008.

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

We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition - We recognize revenue in the period when the following requirements have all been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership, and risk of loss have been transferred to the customer, and (iv) collectability is reasonably assured. The majority of the Company’s service offerings result in the delivery of an electronic image file, an engraved gravure cylinder, or a flexographic printing plate after satisfaction of all the terms and conditions of the underlying arrangement. The Company recognizes revenue from the sale of such services when the deliverable is provided electronically or shipped and risk of loss has passed to the customer. For all other services that do not result in an electronic file or image carrier being delivered to the customer, revenues are recognized in the period the service is performed and accepted by the customer.

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

Work-in-process Inventory - Work-in-process inventories are recorded based on the estimated costs incurred for orders that have not satisfied the revenue recognition criteria. This estimate is based on an itemized listing of unbilled orders, completion percentage for these unbilled orders, an estimated amount to be billed based on historical experience and customer information, and gross profit margin. Although we believe the current estimated amount for work-in-process inventory is reasonable, variations between the estimated amount to be billed and the actual billings to the customer, variations between the estimate completion percentage and actual completion percentage, and variations in gross profit margin could materially affect the recorded work-in-process inventory and cost of goods sold, impacting financial condition and results of operations

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets - We have goodwill and other intangible assets, most notably customer relationships. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Customer relationships are amortized on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of approximately 20 years.

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

In connection with its goodwill impairment analysis, the Company considered the three generally accepted approaches for valuing a business: the Income, Market and Cost approaches. Based on the nature of the Company’s businesses, its reporting unit’s current and expected financial performance, and comparable external market data from which to establish fair value, the Company determined that a 50% weighting of the Income approach and a 50% weighting of the Market approach appropriate in estimating the fair value of the single reporting unit under the first step of its impairment analysis. As such, the Company uses a discounted cash flow analysis (DCF) consistent with our five year plan and market value of invested capital data from comparable companies that are publicly traded. The other key estimates and factors used include, but are not limited to, revenue and expense growth rates, changes in working capital, foreign exchange rates, and interest rates.

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

Recently Issued and Adopted Accounting Standards

See Footnote A to our consolidated financial statements following Item 15 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. A 10% strengthening in the Canadian dollar against the U.S. dollar would have increased fiscal 2010 net income by $0.7 million. A 10% strengthening in any of the other currencies utilized by our subsidiaries, the British pound, the euro, the Mexican peso, the Hong Kong dollar, and the Philippine peso against the U.S. dollar, would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $91.5 million of variable rate debt outstanding at December 31, 2010. A 1% increase in the average interest rate would increase future interest expense by $0.5 million annually. To the extent we incur additional debt under our senior secured revolving credit facility, our exposure to variable rate interest rates will increase.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on management’s assessment, management has concluded that the Company’s internal control was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this annual report.

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

Except as discussed above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors and our executive officers.

Name	Age*	Position
Henry R. Baughman	63	President, Chief Executive Officer and Director
Luca C. Naccarato	50	Executive Vice President; Chief Executive Officer of Southern Graphic Systems- Canada, Co.
James M. Dahmus	54	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Joseph M. Silvestri	48	Director
John P. Civantos	42	Director
Thomas L. Hammond	75	Director
Richard Leong	38	Director

*	As of March 31, 2011.

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

Luca C. Naccarato has been employed by us since 1993. He became Executive Vice President of Southern Graphic Systems, Inc. in 2000 and of SGS International, Inc. upon completion of the Acquisition in December 2005. He is also the Chief Executive Officer of Southern Graphic Systems-Canada, Co./ Systemes Graphiques Southern-Canada, Co. As our Executive Vice President, Mr. Naccarato is responsible for integrating our new acquisitions, managing our operations, and developing annual growth and business objectives. Prior to joining us, Mr. Naccarato worked for a mid-sized packaging graphics and gravure supplier near Toronto, Canada.

James M. Dahmus has been employed with us since April 2006. He joined the Company as Chief Financial Officer and was promoted to Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary on May 31, 2007. He served as the Senior Vice President and Chief Financial Officer of Sunny Delight Beverages Co., an international consumer products company, from 2004 until April 2006. From 2003 until 2004, he was the CFO and Executive VP for ADVO®, the largest direct marketing company in the world with $1.4 billion in revenue. Prior to that, he served in a variety of business leadership roles at Convergys and Cincinnati Bell beginning in 1995, including President of Asia/Pacific, CFO of the Software Division, and Corporate Controller. Prior to that, he served for 15 years at Procter & Gamble, with 13 of those years in finance and two as a brand manager of Pringles®. He received his MBA from Northwestern University, where he was an Austin Scholar, and his BA from Penn State University, graduating Magna Cum Laude and with Honors.

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

Richard Leong became one of our directors in February 2006. Mr. Leong served as the Managing Director of Flexo Manufacturing Corporation, a Philippines-based maker of flexible packaging, from 2004 to June 2009 and served as that company’s Executive Vice President from 1996 to 2003. He is also the Chairman of Tigerpack Ltd. (Shanghai), a flexible packaging maker located in China. Mr. Leong became Managing Director of Lyon Capital Management Pte. Ltd., an asset management company based in Singapore, in October 2009. Mr. Leong served as the Chief Investment Advisor to Lyon Capital Partners, a private investment fund until September 2009. Lyon Capital Management Pte. Ltd. provides investment advisory services to, and is affiliated with, Lyon Capital Partners and our shareholder Lyon Southern, Inc. Mr. Leong is also a director of Kirk Engineering Pty Ltd. Mr. Leong received his BS in Economics, with a concentration in Decision Sciences, from the Wharton School of the University of Pennsylvania. Mr. Leong’s qualifications as a director of our company include his experience as a an investment advisor, his experience in senior executive level positions with, and service as a director of, companies participating in the markets and industry in which we participate and related markets and industries, and his service since 2006 as a director of SGS International, Inc.

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

Targeted Overall Compensation

Our Executives, Messrs. Baughman, Naccarato and Dahmus, each have employment agreements with the Company that set forth their compensation and terms and conditions of employment. Their compensation levels were initially set by the Company at prevailing levels for comparable positions in similarly sized companies in our industry. The Compensation Committee reviews their compensation annually and makes adjustments as appropriate.

Compensation Setting Process

The Compensation Committee reviews and approves compensation and awards for the Company’s officers at the level of Senior Vice President and above and provides oversight of management’s decisions concerning the compensation of other Company officers. Base salary is designed to be competitive by position in the marketplace, and is set at levels sufficient to attract and retain top management talent. Base salaries are reviewed periodically and compensation decisions are based on paying our Executives a competitive compensation package as well as rewarding them annually based on their performance. Based on their collective experience within our industry and with similarly sized companies and similar industries, the Compensation Committee determines whether Executives are being offered competitive compensation packages. The Compensation Committee considers base salary, group benefits and annual bonus awards when making any compensation package changes. The Compensation Committee does not engage consultants to conduct peer group analysis or benchmarking with respect to compensation.

Base Salary

Base salary compensates each Executive for the primary responsibilities of his position. As described in our 2009 Annual Report on Form 10-K, the Company implemented a special compensation plan for the 2009 calendar year. The primary purpose of this plan was to encourage collaboration among departments, plants and regions within our organization. Additionally, this plan was designed to help improve overall production and quality while reducing waste and lowering our costs. The plan was based on achievement of the Company’s 2009 business plan with respect to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee. Because the Company achieved 100% of its 2009 EBITDA target under the special compensation plan, all of the Company’s employees, including the Executives, received a 3% increase in base salary effective January 1, 2010. Accordingly, effective as of such date, Mr. Baughman’s base salary was increased from $360,000 to $370,800, Mr. Dahmus’ base salary was increased from $275,000 to $283,250 and Mr.

Naccarato’s base salary was increased from $303,188 to $312,284. In addition, effective March 1, 2010 the Compensation Committee increased the base salaries of Messrs. Baughman and Dahmus to $381,924 and $291,747, respectively.

Based on its review of competitive compensation packages, the Compensation Committee approved increases to the base salaries of Messrs. Baughman, Dahmus and Naccarato of 6%, 6%, and 4%, respectively, effective April 1, 2011. The base salaries of Messrs. Baughman, Dahmus and Naccarato will be$404,839, $309,252, and $324,775, respectively, effective April 1, 2011.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2010 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee, and cash flow, adjusted for certain interest and taxes, capital spending, changes in working capital and other items allowed by the Compensation Committee, as financial performance metrics for the Executives. EBITDA performance measures our operational cash flow generated. The Compensation Committee believes that EBITDA (as adjusted for certain expenses) is useful for assessing the operating performance of the business, is an indicator of our ability to generate cash to pay interest and support debt and is an appropriate performance measure for the Company because it allows us to compare our performance against companies within and across industries. The Compensation Committee believes that cash flow (as adjusted for certain items) is a meaningful performance measure because it closely measures our progress toward achieving our Company objective of reducing debt-related service costs and improving Company net worth.

Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2010 plan year, EBITDA (as adjusted for certain expenses) was weighted at 80% and cash flow (as adjusted for certain items) was weighted at 20% of their total management incentive bonus. The Company exceeded its maximum goals for 2010 for both EBITDA (as adjusted for certain expenses) and cash flow (as adjusted for certain items).

Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary, while their threshold and maximum bonus opportunities were set at 1% and 100% of their base salaries, respectively. The bonuses for Messrs. Baughman, Dahmus and Naccarato are calculated according to a special performance grid which reflects their status as the Company’s three highest ranking officers. The fact that the Company exceeded its 2010 target for both EBITDA (as adjusted for certain expenses) and cash flow (as adjusted for certain items), and the relative weighting of those two measures, resulted in each such Executive receiving a bonus equal to 100% of his base salary, or 200% of his target bonus. The resulting bonus payment amounts are shown in the Summary Compensation Table, below, in the column entitled “Non-Equity Incentive Plan Compensation.”

For 2011, the Compensation Committee has determined that no changes to the Executives’ threshold, target and maximum bonus opportunities will be made. In addition, for 2011, bonuses under the Management Incentive Bonus Plan will continue to be based on the Company’s achievement of EBITDA and cash flow goals, with the same weighting for each goal as was in effect during 2010.

Special 2011 Compensation Plan

The Company has implemented a new compensation plan for the 2011 calendar year. The primary purpose of this plan is to encourage collaboration among departments, plants and regions within our organization. Additionally, this plan is designed to help improve overall production and quality while reducing waste and lowering our costs. The plan is based on achievement of the Company’s 2011 business plan with respect to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee. The Compensation Committee believes that EBITDA, adjusted for certain expenses, is useful for assessing the Company’s operating performance, is an indicator of our ability to generate cash to pay interest and support debt, and allows us to compare our performance against companies within and across industries.

The plan, which covers all salaried and hourly employees (including the Executives) who were employed as of January 1, 2011 and remain employed as of the applicable payment date(s), provides for up to two one-time payments, to be paid in July and December of 2011, each from a pool equal to one percent of the collective January 1, 2011 salaries/wages of the employees in that pool. For the Executives, the pool will comprise the Executives and any other officers at the level of Senior Vice President and above. The Compensation Committee will have discretion to award each of the Executives and other officers in the Executives’ pool more or less than one percent of such Executive’s or other officer’s individual salary, but the total payment to all Executives and other officers in the Executives’ pool may not exceed one percent of such individuals’ collective salaries as of January 1, 2011.

Payments under the plan will be made only if the Company achieves or is within $1,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the first six months of 2011 and/or achieves or is within $2,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the full 2011 calendar year. If no payment is made in July 2011, the Compensation Committee may in its discretion award to the Executives and other officers in the Executives’ pool two percent of the collective January 1, 2011 salaries of the Executives and such other officers if the Company achieves or is within $2,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the full 2011 calendar year. However, if awards are made under the plan in July 2011, the Compensation Committee will not retract those payments if the Company falls short of its goal for EBITDA (as adjusted for certain expenses) by more than $2,000,000 for the full 2011 calendar year.

Equity Ownership

Our compensation philosophy includes adding an equity based element to our compensation package for senior management. Equity ownership is intended to motivate Executives to make stronger business decisions, improve financial performance and enhance the long term interests of the Company’s stockholders. Each Executive was given the opportunity to, and did, purchase common and preferred stock of Southern Graphics Inc. in 2006. See the discussion under “Equity Investment” in Item 13. Also in 2006, Mr. Dahmus was granted options to purchase shares of Southern Graphics Inc. No equity-based awards were granted to Executives subsequent to the options granted to Mr. Dahmus in 2006, as the Compensation Committee determined that each Executive’s ownership interest in the Company was sufficient to ensure his long-term commitment to the Company. The Company may, in its discretion, grant options under the Southern Graphics Inc. Stock Incentive Plan (the “Stock Incentive Plan”) to senior management, including Executives, in the future.

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

The Retirement Savings Plan is available to all employees, including the Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis, not to exceed an annual dollar IRS limitation, which was $16,500 in 2010. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions. Employer contributions to this plan become 100% vested after three years of service. All of the Executives are 100% vested in this plan.

The Executives are also eligible to participate in the Deferred Compensation Plan. This plan allows plan participants to continue to contribute a percentage of their annual pay on a pre-tax basis after they have reached the annual dollar IRS limitation in the Retirement Savings Plan. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 16% of their annual pay to the plan on a pre-tax basis. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions. Employer contributions to this plan become 100% vested after three years of service. All of the participating Executives are 100% vested in this plan

Each Executive receives a monthly auto allowance to assist with travel expenses. The monthly auto allowances in 2010 for Messrs. Baughman, Dahmus and Naccarato were $1,300, $1,000, and $1,300, respectively.

Each fiscal year, the Compensation Committee reviews the Company’s executive compensation policies and programs to ensure that they are appropriate. The Compensation Committee also determines each year whether incentive compensation will be awarded to the Company’s non-executive employees. After considering the various forms of compensation paid to the Company’s employees, the Compensation Committee has concluded that the Company’s compensation policies and programs are not reasonably likely to have a material adverse effect on the Company. This conclusion is based on the following factors:

•	A majority of the Company’s employees do not receive any performance-based compensation;

•

A significant portion of the compensation paid to the Company’s employees who are eligible to receive performance-based compensation consists of base salary, which is not dependent upon the Company’s performance;

•

The Company’s bonus program for Executives includes safeguards that reduce the incentive to engage in risky behavior. For example, the Management Incentive Bonus Plan limits the amount of bonus compensation that participants may receive (regardless of how well the Company performs), provides that the Company must achieve minimum financial goals, and reserves to the Company the right to forego payment of any incentive award under circumstances where prudence dictates conservation of Company cash; and

•

The Executives currently own, and historically have owned, a significant amount of the outstanding common stock of the Company’s parent, Southern Graphics Inc. Such ownership interest reduces the incentive for the Executives to engage in actions designed to achieve only short-term results.

Tax and Accounting Considerations

Because our equity securities are not publicly traded, we are not subject to the deduction limitations of Section 162(m) of the Internal Revenue Code. In addition, although the Compensation Committee may consider the accounting implications of our compensation arrangements, it is not a key factor in making compensation decisions.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report. Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Joseph M. Silvestri

John P. Civantos

Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and Executive Vice President for our 2010, 2009 and 2008 fiscal years. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)

Henry R. Baughman President and Chief Executive Officer, Director	2010	$380,070	$381,924	$46,514	$808,508
	2009	$360,000	$222,100	$44,863	$626,963
	2008	$354,000	$107,375	$44,178	$505,553

James M. Dahmus Senior Vice President and Chief Financial Officer	2010	$290,331	$291,747	$32,311	$614,389
	2009	$275,000	$169,660	$31,988	$476,648
	2008	$264,000	$82,022	$31,088	$377,110

Luca C. Naccarato Executive Vice President	2010	$312,284	$312,284	$34,610	$659,178
	2009	$303,188	$187,051	$34,065	$524,304
	2008	$299,578	$90,430	$33,575	$423,583

(1)	Represents each named executive officer’s fiscal year bonus earned under the Management Incentive Bonus Plan for the relevant year. Please see the description in the Compensation Discussion and Analysis above under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s 2010 threshold, target and maximum bonus opportunity under the Management Incentive Plan. In addition, the amounts for 2009 also include awards under the Company’s special 2009 compensation plan. As described in our 2009 Annual Report on Form 10-K, pursuant to the terms of this plan, all employees of the Company (including the Executives) received a bonus award equal to 1.5% of their salary in July 2009 (based on the Company’s achievement of its EBITDA goal) and an additional bonus award equal to 1.5% of their salary in January 2010 (based on the Company’s achievement of its 2009 full-year business plan). Accordingly, bonuses equal to 3% of base salary were awarded to each of the Executives under the Company’s special 2009 compensation plan, and totaled $10,800, $8,250, and $9,095 for Messrs. Baughman, Dahmus, and Naccarato, respectively.

(2)	Amounts reported under the “All Other Compensation” column consist of the following:

Name and Principal Position	Year	Company Contributions to Retirement Savings Plan ($) (1)	Company Contributions to Non-Qualified Deferred Compensation Plan ($) (2)	Other ($) (3)	Total ($)

Henry R. Baughman President and Chief Executive Officer, Director	2010	$6,188	$17,381	$22,945	$46,514

James M. Dahmus Senior Vice President and Chief Financial Officer	2010	$14,700	None	$17,611	$32,311

Luca C. Naccarato Executive Vice President	2010	$6,188	$12,822	$15,600	$34,610

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance ($15,600, $12,000, and $15,600 for Messrs. Baughman, Dahmus and Naccarato, respectively) and unused paid vacation ($7,345, $5,611, and zero for Messrs. Baughman, Dahmus and Naccarato, respectively).

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements was initially three years for Mr. Baughman but was subsequently extended to five years, and was initially four years for Mr. Naccarato but was subsequently extended to five years. Mr. Baughman’s and Mr. Naccarato’s employment agreements were amended on March 12, 2009 and December 15, 2009, respectively, to extend the term of each agreement through December 31, 2010. The term of each agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Because notice of non-renewal has not been provided, the term of each such agreement has been extended through December 31, 2011. Effective January 1, 2010, Mr. Baughman’s salary was increased to $370,800 and Mr. Naccarato’s salary was increased to $312,284, in each case as a result of a 3% salary increase awarded to all eligible salaried and hourly employees under the Company’s special 2009 compensation plan, as described above. In addition, effective March 1, 2010,

Mr. Baughman’s salary was increased to $381,924 following appropriate adjustments as determined by the Compensation Committee.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement was initially three years, but Mr. Dahmus’ employment agreement was amended on March 12, 2009 to extend the term through April 10, 2011. The employment agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Because notice of non-renewal has not been provided, the term of Mr. Dahmus’ employment agreement has been extended through April 10, 2012. Effective January 1, 2010, Mr. Dahmus’ salary was increased to $283,250 as a result of a 3% salary increase awarded to all eligible salaried and hourly employees under the Company’s special 2009 compensation plan, as described above. In addition, effective March 1, 2010, Mr. Dahmus’ salary was increased to $291,747 following appropriate adjustments as determined by the Compensation Committee.

Each Executive is entitled to receive the base salary set forth in his employment agreement (adjusted as described above), which will be reviewed annually throughout the term. In addition to base salary, the Executives are entitled to participate in our employee benefit plans for senior management. The Executives are also eligible to participate in our senior management bonus plans with annual incentive targets of up to 50% of base salary.

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

If an Executive’s employment is terminated for any reason, the Executive is entitled to receive the employee benefits to which he is entitled pursuant to the terms of the relevant employee benefit plans in which the Executive participates. If an Executive’s employment is terminated because of disability, the Executive will receive his normal compensation for the period of disability prior to termination of employment, and then will be entitled to receive a pro rata portion of his target bonus from the senior management bonus plan. If an Executive’s employment is terminated by us without cause or by the Executive for good reason, subject to his execution and non-revocation of a release, he is entitled to: (i) receive 50% of his base salary during the twenty-four month period following termination for Messrs. Baughman and Naccarato, and 50% of his base salary during the twelve month period following termination for Mr. Dahmus; (ii) receive a pro rata share of the estimated bonus for the year in which the termination occurs; and (iii) continued participation in the employee welfare benefit plans for the Executive and his dependents (other than disability and life insurance) for twenty-four months following such termination for Messrs. Baughman and Naccarato and twelve months following such termination for Mr. Dahmus.

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

GRANTS OF PLAN-BASED AWARDS

Below is a summary of the non-equity incentive plan awards granted to each named executive officer in 2010:

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1]
		Threshold ($)	Target ($)	Maximum ($)

Henry R. Baughman President and Chief Executive Officer, Director	N/A	$3,819	$190,962	$381,924

James M. Dahmus Senior Vice President and Chief Financial Officer	N/A	$2,917	$145,874	$291,747

Luca C. Naccarato Executive Vice President	N/A	$3,123	$156,142	$312,284

(1)	Please see the description in the Compensation Discussion and Analysis above, under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s threshold, target and maximum bonus opportunity for 2010 under the Management Incentive Bonus Plan. The Estimated Future Payouts Under Non-Equity Incentive Plan Awards are determined using the Management Incentive Bonus Plan and are based on 2010 salaries. Based on the Company’s 2010 performance, Messrs. Baughman, Dahmus and Naccarato earned bonuses under the Management Incentive Bonus Plan equal to $381,924, $291,747 and $312,284 respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Below is a summary of the outstanding equity awards held by each named executive officer as of December 31, 2010:

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Options Exercise Price ($)	Option Expiration Date

Henry R. Baughman President and Chief Executive Officer, Director	None	None	None

James M. Dahmus (1) Senior Vice President and Chief Financial Officer	1,500	$113	7-25-2016

Luca C. Naccarato Executive Vice President	None	None	None

(1)	On July 25, 2006, the Board of Directors of Southern Graphics Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board of Directors of Southern Graphics Inc. approved the grant under the Stock Incentive Plan to James M. Dahmus of options to acquire an aggregate of 1,500 shares of Southern Graphics Inc. Class A common stock, par value $.01 per share. The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that has declined (but not below the fair market value of the underlying shares on the grant date) through July 1, 2010. The option price has declined in accordance with a schedule that was established at the grant date and is set forth in Mr. Dahmus’s option agreement. The option price declined from $120 to $113, in accordance with such schedule, on July 1, 2010. The options became exercisable with respect to 300 shares on December 31 of each of 2006, 2007, 2008, 2009 and 2010.

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

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Balance at Last FYE(2) ($)

Henry R. Baughman President and Chief Executive Officer, Director	$46,350	$17,381	$17,299	$361,689

James M. Dahmus Senior Vice President and Chief Financial Officer	None	None	None	None

Luca C. Naccarato Executive Vice President	$34,193	$12,822	$30,586	$217,299

(1)	Registrant Contributions are reported as “Contributions to Non-Qualified Deferred Compensation” in the All Other Compensation Table that supplements the Summary Compensation Table, and Executive Contributions are included in the “Base Salary” or “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.
(2)	The Aggregate Balance at Last FYE includes amounts reported in compensation in prior years. Registrant Contributions for Mr. Baughman were $16,152 in 2009 and $15,841 in 2008. Executive Contributions for Mr. Baughman were $96,759 in 2009 and $42,428 in 2008. Registrant Contributions for Mr. Naccarato were $12,277 in 2009 and $12,165 in 2008. Executive Contributions for Mr. Naccarato were $32,738 in 2009 and $32,433 in 2008.

Potential Payments upon Termination or Change in Control

The provisions of each Executive’s employment agreement regarding amounts he is entitled to receive upon certain terminations of employment are described in detail above in the section entitled “Employment Agreements.” The table below is the summary of the estimated termination and change in control benefits that would be paid to or received by each named executive officer if the relevant event occurred on December 31, 2010.

Mr. Baughman may also be entitled upon termination to certain payments under a Supplemental Pension Agreement with the Company dated as of April 6, 1999. However, in connection with the Acquisition, Alcoa Inc. retained the liabilities associated with the supplemental agreement. Mr. Baughman’s benefit under the supplemental agreement is determined in part with reference to his benefit under the Southern Graphic Systems, Inc. Pension Plan, which was also retained by Alcoa Inc. in the Acquisition. The amounts that Mr. Baughman would ultimately receive under the supplemental agreement will depend on the date Mr. Baughman elects to receive the benefits and will be between approximately $6,000 per month and $12,000 per month.

In addition, the amounts that each of the Executives would have received under the Deferred Compensation Plan if his employment was terminated for any reason on December 31, 2010 are reported above in the Nonqualified Deferred Compensation table.

TERMINATION AND CHANGE IN CONTROL BENEFITS

Name and Principal Position	Termination With Cause/Without Good Reason	Termination Without Cause / For Good Reason	Disability	Change In Control

Henry R. Baughman (1) President and Chief Executive Officer, Director
Cash Payments		$954,810	$190,962
Health and welfare benefits		$39,504	—
Total		$994,314	$190,962

James M. Dahmus (2) Senior Vice President and Chief Financial Officer
Cash Payments		$437,821	$145,874
Health and welfare benefits		$19,752	—
Total		$457,573	$145,874

Luca C. Naccarato (3) Executive Vice President
Cash Payments		$780,710	$156,142
Health and welfare benefits		$39,504	—
Total		$820,214	$156,142

(1)	If terminated without cause or for good reason, Mr. Baughman would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twenty four (24) months. If Mr. Baughman were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. For purposes of this table, the incentive bonus amount is assumed to equal the full target bonus for one year. In the case of termination for disability, Mr. Baughman would be entitled only to a pro-rata portion of his target incentive bonus for the year terminated.
(2)	If terminated without cause or for good reason, Mr. Dahmus would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twelve (12) months. If Mr. Dahmus were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. For purposes of this table, the incentive bonus amount is assumed to equal the full target bonus for one year. In the case of termination for disability, Mr. Dahmus would be entitled only to a pro-rata portion of his target management incentive bonus for the year terminated.
(3)	If terminated without cause or for good reason, Mr. Naccarato would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twenty four (24) months. If Mr. Naccarato were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Naccarato would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Naccarato would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. For purposes of this table, the incentive bonus amount is assumed to equal the full target bonus for one year. In the case of termination for disability, Mr. Naccarato would be entitled only to a pro-rata portion of his target management incentive bonus for the year terminated.

Compensation of Directors

Below is a summary of 2010 Director compensation. Directors (other than management directors) are paid $15,000 per year for serving on our Board of Directors and are reimbursed for out-of-pocket expenses incurred in connection with attending our Board of Directors meetings. Management directors receive no additional compensation for serving on the Board of Directors but are reimbursed for out-of-pocket expenses incurred in connection with attending our Board of Directors meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)

Joseph M. Silvestri (1)	$15,000	None	None	None	None	None	$15,000
John P. Civantos (1)	$15,000	None	None	None	None	None	$15,000
Thomas L. Hammond	$15,000	None	None	None	None	None	$15,000
Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement.

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

	Number and Percent of Shares of Southern Graphics Inc.[1]
	Common Stock		Preferred Stock
	Number	Percent	Number	Percent
Greater than 5% Stockholders:
Court Square Capital Partners, L.P. Park Avenue Plaza, 55 East 52nd Street, 34th Floor, New York, NY 10055	717,468	71.99%	773,271	79.74%
Lyon Southern	127,358	12.78%	137,264	14.16%
Named Executive Officers and Directors:
Henry R. Baughman	22,712	2.28%	229	.02%
James M. Dahmus[3]	15,061	1.50%	1,144	.12%
Luca C. Naccarato	22,712	2.28%	229	.02%
Joseph M. Silvestri[2,4,5]	733,160	73.56%	790,184	81.49%
John P. Civantos[2,4]	731,760	73.42%	788,674	81.33%
Thomas L. Hammond	1,698	.17%	1,830	.19%
Richard Leong	—	—	—	—

All executive officers and directors as a group
(8 persons)[2,4,5]	795,641	79.82%	793,936	81.87%

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
2	Includes shares of Common Stock (717,467.988) and Preferred Stock (773,271.028) held by Court Square Capital Partners, L.P., shares of Common Stock (7,400.479) and Preferred Stock (7,976.069) held by CSC SSB Fund, L.P. and shares of Common Stock (6,593.814) and Preferred Stock (7,106.676) held by CVC Executive Fund LLC.
3	Includes options to acquire 1,500 shares of Common Stock under the Southern Graphics Inc. Stock Incentive Plan.
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

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	9,100	$120	21,900
Equity compensation plans not approved by security holders	—	—	—

Total	9,100	$120	21,900

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Pursuant to the Stockholders’ Agreement and a related subscription agreement, CSC and certain employees of CSC purchased 1,000,000 shares of common stock of SGS Holdco for $10.0 million and 970,000 shares of perpetual preferred stock of SGS Holdco for $97.0 million. Since the closing of the Acquisition and through the end of December 2006, Messrs. Baughman, Dahmus and Naccarato along with other management investors purchased approximately 105,094.32 shares of common stock and 5,493.572 shares of perpetual preferred stock of SGS Holdco, in the aggregate, at the same purchase price per share as CSC. The proceeds from the sale of shares to management investors were used to repurchase an equivalent number of shares of SGS Holdco from CSC. In transactions in 2007 and January of 2008, SGS Holdco repurchased an aggregate of 10,849.06 shares of its common stock and 915.095 shares of its perpetual preferred stock from three management investors in connection with their termination of employment with the Company at an aggregate price of $232,220, and sold 7,522.934 of such common shares and 634.544 of such perpetual preferred shares to three new management investors for an aggregate price of $200,550. The common stock of SGS Holdco purchased by the management investors will vest in five equal annual installments or, in the case of Mr. Baughman, he will be fully vested upon retirement. All vesting of such common stock is subject to the employee’s continuous employment with us and the terms and conditions of the Stockholders’ Agreement, including SGS Holdco’s repurchase rights upon termination of employment. In addition, Mr. Hammond made an investment of $200,000 in SGS Holdco. Mr. Hammond purchased approximately 1,700 shares of common stock and 1,830 shares of perpetual preferred stock of SGS Holdco at the same price per share and in the same ratio as CSC. The purchase price for such shares consisted of $150,000 in cash and the waiver of a $50,000 consulting fee owed to Mr. Hammond from the Registrant. The proceeds were used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. In other transactions, Lyon Southern, Inc. (“Lyon”), an affiliate of Lyon Capital Management Pte. Ltd., of which Richard Leong serves as Managing Director, purchased approximately 127,000 shares of common stock and 137,000 shares of perpetual preferred stock of SGS Holdco, and other third party investors purchased approximately 8,500 shares of common stock and 9,150 shares of perpetual preferred stock of SGS Holdco, in each case at the same price per share and in the same ratio as CSC, with the proceeds being used to repurchase from CSC the same number of shares of common stock and perpetual preferred stock of SGS Holdco. SGS Holdco has the right to redeem the shares of perpetual preferred stock at any time at a price equal to $100 per share plus dividends accrued to the date of redemption. The following chart sets forth a summary of such stock sales:

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

The related subscription agreement for management investors also provides for additional restrictions on transfer of shares of SGS Holdco by our executive officers and other employees, including the right of SGS Holdco to repurchase shares upon termination of the stockholder’s employment within five years of the date the stockholder acquired such shares. If the management investor resigns or is terminated without cause, the repurchase price for vested shares of common stock of SGS Holdco will be their fair market value and the repurchase price for unvested shares will be their cost. If the management investor is terminated for cause, the repurchase price for all shares of common stock of SGS Holdco will be based on the lower of cost or fair market value. The Stockholders’ Agreement also provides for a right of first refusal in favor of SGS Holdco in the event a management investor elects to transfer shares of stock of SGS Holdco.

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

Joseph Silvestri, one of our directors, has served and continues to serve as a director of one of our vendors. Investment funds managed by Mr. Silvestri’s affiliate, Court Square Capital Partners, acquired majority ownership of this vendor in April 2007. The Company purchased products from this vendor for approximately $5,531,000 in 2010, $3,262,000 in 2009, and $1,876,000 in 2008. The Company believes that these purchases, which represent approximately 1% or less of total revenues of the vendor in all three periods, were made on terms at least as favorable as would have been available from other parties. The Company used, and continues to use, this vendor as an additional source for the type of products purchased. John Civantos, who is also one of our directors, is also an affiliate of this vendor.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rule 5605(a)(2)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed to the Company for the fiscal years ending December 31, 2010 and 2009 by the Company’s principal accounting firm, BDO USA, LLP, were as follows:

	2010	2009
Audit fees	$597,319	$689,923
Audit-related fees	—	5,180

Total	$597,319	$695,103

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The audit-related fees for the fiscal year ended December 31, 2009 relate to professional services in connection with our correspondence with the U.S. Securities and Exchange Commission (“SEC”) concerning the SEC’s review of our Form 10-K for the year ended December 31, 2008. The Audit Committee pre-approves both the type of services to be provided by the Company’s principal accounting firm and the estimated fees related to these services. The services provided by BDO USA, LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements are filed on the pages listed below, as part of Part II, Item 8 of this report:

Schedules other than those mentioned above have been omitted because they are inapplicable, or not required, or the information is included in the financial statements or footnotes.

The following Exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

4.14	Amendment Agreement, dated as of October 25, 2010, to the Credit Agreement dated as of December 30, 2005, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern-Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the guarantors from time to time party thereto, the lending institutions from time to time party thereto, UBS Securities LLC and Lehman

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

4.15	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.16	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.17	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

9.	VOTING TRUST AGREEMENTS

9.1	Stockholder Agreement, dated as of December 30, 2005, among Southern Graphics Inc. (the Registrant’s parent) and the parties referred to therein, incorporated by reference to exhibit 9.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.	MATERIAL CONTRACTS

10.1	Acquisition Agreement dated as of November 11, 2005, by and among the Registrant, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.2	First Amendment to the Acquisition Agreement dated as of December 30, 2005, by and among the Registrant, Project Dove Holdco, Inc., Southern Graphics Systems-Canada, Co. SGS-UK Holdings Limited, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.3	Indenture. See Exhibit 4.3.

10.4	Supplemental Indenture. See Exhibit 4.6.

10.5	Registration Rights Agreement. See Exhibit 4.7.

10.6	Credit Agreement. See Exhibit 4.8.

10.7	First Amendment to Credit Agreement. See Exhibit 4.9.

10.8	Security Agreement. See Exhibit 4.10.

10.9	Canadian Security Agreement. See Exhibit 4.11.

10.10	Debenture. See Exhibit 4.12.

10.11	Amendment Agreement. See Exhibit 4.14.

10.12	Amended and Restated Credit Agreement. See Exhibit 4.15.

10.13	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents. See Exhibit 4.16.

10.14	Supplemental Debenture. See Exhibit 4.17.

10.15*	Employment Agreement, dated December 30, 2005, between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.12 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.16*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.13 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.17*	Supplemental Pension Agreement, dated as of April 6, 1999 between Southern Graphic Systems, Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.14 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.18*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.5 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.19*	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.7 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated December 30, 2005, between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.15 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.16 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22*	Agreement, dated as of June 23, 2003, regarding reimbursement of educational expenses between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.17 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.23*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.24*	Employment Agreement, dated January 27, 2006, between the Registrant and Benjamin F. Harmon, IV, incorporated by reference to exhibit 10.22 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.25	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.27	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.28*	Stockholder Agreement. See Exhibit 9.1.

10.29*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.30*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.31*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2006, File No. 333-133825

10.32*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.31)

10.33*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.31)

10.34*	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2006, File No. 333-133825

10.35*	Undertaking Agreement, dated February 20, 2007, by and between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K dated February 20, 2007, filed February 26, 2007, File No. 333-133825

10.36*	Amendment No. 1 dated as of January 2, 2008 to the Undertaking Agreement dated February 20, 2007 between the Registrant and Marriott W. Winchester, Jr., incorporated by reference to exhibit 10.1 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.37	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 13, 2007, File No. 333-133825

10.38	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.39	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.40	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.41*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 20, 2008, File No. 333-133825

10.42*	Second Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 10, 2009, filed February 13, 2009, File No. 333-133825

10.43*	Third Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2009, File No. 333-133825

10.44*	Amendment, dated as of March 12, 2009, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.45*	Amendment, dated as of March 12, 2009, to Employment Agreement dated as of April 10, 2006 between the Registrant and James M. Dahmus, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.46*	Third Amendment, dated as of December 15, 2009, to Employment Agreement dated as of December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2009, filed December 17, 2009, File No. 333-133825

21	SUBSIDIARIES

21.1	Subsidiaries of the Registrant

24.	POWERS OF ATTORNEY

24.1	Powers of Attorney

31.	CERTIFICATIONS

31.1	Certification of Principal Executive Officer Regarding Facts and Circumstances Relating to Annual Reports

31.2	Certification of Principal Financial Officer Regarding Facts and Circumstances Relating to Annual Reports

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2011	SGS INTERNATIONAL, INC.

	By:	/S/ HENRY R. BAUGHMAN
	Name:	Henry R. Baughman
	Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY R. BAUGHMAN Henry R. Baughman	President, Chief Executive Officer and Director	March 14, 2011
(Principal Executive Officer)

/s/ James M. Dahmus James M. Dahmus	Senior Vice President and Chief Financial Officer	March 14, 2011
(Principal Financial and Accounting Officer)

*	Director	March 14, 2011
Joseph M. Silvestri

*	Director	March 14, 2011
John P. Civantos

*	Director	March 14, 2011
Thomas L. Hammond

*	Director	March 14, 2011
Richard Leong

*By:	/S/ BENJAMIN F. HARMON, IV	March 14, 2011
Benjamin F. Harmon, IV
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

SGS International, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of SGS International, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income and stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGS International, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee

March 14, 2011

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2010 and December 31, 2009

(in thousands of dollars, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,513	$10,710
Receivables from customers, less allowances of $1,563 and $1,204 at December 31, 2010 and 2009, respectively	65,153	60,855
Inventories	9,753	8,929
Deferred income taxes	1,300	2,550
Prepaid expenses and other current assets	3,283	4,121

Total current assets	89,002	87,165

Properties, plants and equipment, net	44,195	42,597
Goodwill	185,067	183,139
Other intangible assets, net	159,578	165,245
Deferred financing costs, net	3,535	4,120
Other assets	1,842	1,407

TOTAL ASSETS	$483,219	$483,673

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$16,519	$13,498
Accrued expenses	19,341	19,568
Accrued income taxes	199	10
Accrued interest	884	1,388
Current portion of long-term obligations	5,139	951

Total current liabilities	42,082	35,415

Long-term obligations, net of current portion	261,413	307,918
Non-current liabilities	2,814	1,268
Deferred income taxes	34,858	20,562

Total liabilities	341,167	365,163

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	2,479	155
Retained earnings	32,573	11,355

Total stockholder’s equity	142,052	118,510

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$483,219	$483,673

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2010, December 31, 2009, and December 31, 2008

(in thousands of dollars)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

NET SALES	$352,693	$323,457	$323,518
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	210,553	202,850	212,295
Selling, general, and administrative expenses	54,621	51,026	49,599
Depreciation and amortization	23,912	23,562	28,659

INCOME FROM OPERATIONS	63,607	46,019	32,965

NON-OPERATING EXPENSES:
Interest expense	26,552	29,917	36,545
Gain on debt extinguishment	—	(10,500)	—
Other expense (income), net	536	1,753	(2,149)

INCOME (LOSS) BEFORE INCOME TAXES	36,519	24,849	(1,431)
PROVISION FOR INCOME TAXES	15,301	10,749	15

NET INCOME (LOSS)	$21,218	$14,100	$(1,446)

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Stockholder’s Equity

Years Ended December 31, 2010, December 31, 2009, and December 31, 2008

(in thousands of dollars)

	Comprehensive Income (Loss)	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity

Balance at December 31, 2007		$—	$107,000	$(1,299)	$13,509	$119,210

Comprehensive loss:

Net loss	$(1,446)	—	—	(1,446)	—	(1,446)
Unrealized translation adjustments	(28,248)	—	—	—	(28,248)	(28,248)

Comprehensive loss	$(29,694)

Balance at December 31, 2008		—	107,000	(2,745)	(14,739)	89,516

Comprehensive income:

Net income	$14,100	—	—	14,100	—	14,100
Unrealized translation adjustments	14,894	—	—	—	14,894	14,894

Comprehensive income	$28,994

Balance at December 31, 2009		—	107,000	11,355	155	118,510

Comprehensive income:

Net income	$21,218	—	—	21,218	—	21,218
Unrealized translation adjustments	2,324	—	—	—	2,324	2,324

Comprehensive income	$23,542

Balance at December 31, 2010		$—	$107,000	$32,573	$2,479	$142,052

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, December 31, 2009, and December 31, 2008

(in thousands of dollars)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash from Operations
Net income (loss)	$21,218	$14,100	$(1,446)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation and amortization	23,912	23,562	28,659
Amortization of deferred financing fees	1,678	2,981	1,865
Foreign currency (gain) loss on senior secured term loan	(270)	825	(2,955)
Change in deferred income taxes	14,686	10,910	(939)
Loss on disposal of assets	305	160	794
Purchase of exclusive supply agreement	(4,163)	—	—
Amortization of exclusive supply agreement	736	—	—
Gain on acquisition	(593)	—	—
Gain on debt extinguishment, net	—	(10,500)	—
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,028)	(2,073)	4,158
Inventories	(774)	487	(1,078)
Prepaid expenses and other current assets	833	(170)	7,115
Accounts payable and accrued expenses	3,437	1,444	(7,457)
Noncurrent assets and liabilities	(288)	41	(1,438)

Net cash provided by operations	56,689	41,767	27,278

Investing Activities
Capital expenditures	(11,859)	(8,897)	(12,731)
Proceeds from sale of assets	25	66	766
Business acquisitions, net of cash acquired	(2,047)	(3,944)	(26,972)

Net cash used in investing activities	(13,881)	(12,775)	(38,937)

Financing Activities
Borrowings on revolving credit facility	—	22,727	—
Payments on revolving credit facility	—	(22,727)	—
Payments for deferred financing fees	(1,094)	—	(117)
Payments to extinguish senior subordinated notes	—	(15,000)	—
Payments on senior term loan and acquisition facility	(42,422)	(14,401)	(9,523)
Payments on other long-term debt	(595)	(645)	(697)

Net cash used in financing activities	(44,111)	(30,046)	(10,337)

Effect of exchange rate changes on cash	106	998	(1,705)

Net change in cash and cash equivalents	(1,197)	(56)	(23,701)

Cash and cash equivalents at beginning of period	10,710	10,766	34,467

Cash and cash equivalents at end of period	$9,513	$10,710	$10,766

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, December 31, 2009, and December 31, 2008

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, McGurk Studios Limited, Thames McGurk Limited, SGS Packaging Netherlands B.V., and SGS Asia Pacific Limited. These subsidiaries also include SGS Packaging Chile Limitada from January 2009 through its dissolution in April 2010. These subsidiaries also included 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. from January 1, 2008 through September 30, 2008, Backwell Design Inc. from May 2, 2008 through October 13, 2009, and Gemini Graphic Imaging Inc. from May 2, 2008 through September 9, 2009.

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

On June 30, 2010, The Box Room Limited, McGurk Studios Limited, and Thames McGurk Limited transferred all their assets and liabilities to MCG Graphics Limited. MCG Graphics Limited then changed its name to SGS Packaging Europe Limited. SGS Packaging Europe Limited was then renamed MCG Graphics Limited.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make certain estimates and assumptions. These assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Areas that require significant judgments, estimates and assumptions include revenue recognition, accounts receivable and the allowance for doubtful accounts, work-in-process inventory, impairment of goodwill, other intangible assets and long-lived assets, accrued health and welfare benefits, and tax matters. Management uses historical experience and all available information to make these judgments. Actual results could differ from those estimates upon subsequent resolution of some matters.

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

Properties, Plants and Equipment

Properties, plants and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets, averaging 20 years for structures, between 3 and 10 years for machinery and equipment, and 3 years for software. The provision for depreciation also includes depreciation on assets under capital lease arrangements. Properties, plants and equipment are evaluated for impairment when indicators of impairment exist. Losses from the sale of assets of $305, $160, and $795 are included in other expense (income) for the years ended December 31, 2010, 2009, and 2008, respectively. Repairs and maintenance are charged to expense as incurred.

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

In connection with its goodwill impairment analysis, the Company considered the three generally accepted approaches for valuing a business: the Income, Market and Cost approaches. Based on the nature of the Company’s businesses, its reporting unit’s current and expected financial performance, and comparable external market data from which to establish fair value, the Company determined that a 50% weighting of the Income approach and a 50% weighting of the Market approach appropriate in estimating the fair value of the single reporting unit under the first step of its impairment analysis. As such, the Company uses a discounted cash flow analysis (DCF) consistent with its five year plan and market value of invested capital data from comparable companies that are publicly traded. The other key estimates and factors used include, but are not limited to, revenue and expense growth rates, changes in working capital, foreign exchange rates, and interest rates. The impairment tests in 2010, 2009, and 2008 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill were recorded.

Impairments of Other Intangible Assets and Long-Lived Assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is determined by a comparison of the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated financial statements for 2010, 2009, or 2008.

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Company’s acquisition of Southern Graphic Systems, Inc. and its affiliated businesses from its then parent, Alcoa Inc., on December 30, 2005 and the registration of the senior subordinated notes. Deferred financing costs are primarily amortized (included in interest expense) using the effective interest method, over the life of the related debt. During 2010, 2009 and 2008, the Company accelerated the amortization of deferred financing costs related to the cancellation of $25,500 of the Company’s 12% senior subordinated notes and the optional principal repayments on the senior term loan. The Company recorded additional deferred financing costs of $1,094 related to the October 25, 2010 amendment and extension of its senior secured credit facility.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2010 and 2009, the Company had accrued $892 and $1,039, respectively, within accrued expenses for accrued health and welfare benefits.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all deliverables are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	December 31, 2010	December 31, 2009

Raw materials	$3,180	$2,571
Work-in-process	6,573	6,358

	$9,753	$8,929

Rebates

The Company receives rebates from certain vendors. The Company records these rebates as a reduction of cost of goods sold. Receivables for vendor rebates are included as a component of prepaid expenses and other current assets.

The Company also grants rebates to certain customers. The Company records these rebates as a reduction of sales. Liabilities for customer rebates are included as a component of accrued expenses.

Shipping and Handling Costs

The Company includes amounts invoiced to customers for shipping and handling costs as a component of net sales. Net sales included $4,598, $4,779 and $5,254 for amounts invoiced to customers for shipping and handling costs for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce the deferred tax assets when it is more likely than not that a tax benefit will not be realized. Amounts payable for non-U.S. income taxes are reflected in accrued income taxes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the years ended December 31, 2010, 2009 or 2008.

Tax returns filed for all years subsequent to and including the one-day ended December 31, 2005 are currently still subject to examination by taxing authorities.

Stock-Based Compensation

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares. There were no options granted during the years ended December 31, 2010 or 2009. Southern Graphics Inc. granted options to an employee of SGS International, Inc. and its subsidiaries to acquire an aggregate of 1,500 shares of Southern Graphics Inc. during the year ended December 31, 2008. As of December 31, 2010 and 2009, there were options outstanding to acquire an aggregate of 9,100 shares and there were 21,900 remaining shares available for grant.

Compensation expense for share-based awards granted is based on the grant date fair value estimated and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the each of the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010 and 2009, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 10 years with an annual charge of less than $0.1.

The additional disclosures relating to the options granted during the year ended December 31, 2008, as well as the assumptions utilized in calculating the fair value of these options, have been omitted as the options and related disclosures are not material to the consolidated financial statements.

Foreign Currency

The local currency is the functional currency for locations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. Assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. In 2010, 2009, and 2008, transaction gains (losses) recognized in the statement of operations due to exchange rate changes were ($860), ($1,735), and $2,364, respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment in other comprehensive income.

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

In December 2010, the FASB issued new accounting guidance for testing goodwill for impairment. The guidance modifies step 1 of the impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance is effective for annual reporting periods beginning after December 15, 2010. The adoption of this guidance will not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued new reporting guidance concerning the disclosure of supplementary pro forma information for business combinations. The guidance clarifies the acquisition date that should be used for reporting pro forma financial information disclosures when comparative financial statements are presented. The guidance is effective for annual reporting periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts as of December 31, 2009 have been reclassified to conform to their December 31, 2010 presentation due to the revised itemization of financial statement line items comprising current liabilities.

B.	Nature of Operations

The Company operates in a single reportable segment whose service offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. Revenues for each of these service offerings have not been provided as the Company believes all of these offerings are, and as such manages them as, a similar service group. Additionally, it is not practicable for us to provide revenues by service offering. There was no single customer that comprised in excess of 10% of total revenues in 2010, 2009, or 2008.

The following summarizes the concentrations of sales and long-lived assets by major geographic region. Sales are attributed to the geographic region based on the point of origin of the sale.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales
United States	$251,295	$233,251	$223,330
Canada	64,552	55,540	57,795
Europe	37,612	37,929	47,570
Other	7,865	4,834	6,133
Eliminations	(8,631)	(8,097)	(11,310)

Total sales	$352,693	$323,457	$323,518

	December 31, 2010	December 31, 2009
Long-lived assets
United States	$276,122	$279,555
Canada	86,509	85,175
Europe	29,560	30,111
Other	2,026	1,667

Total long-lived assets	$394,217	$396,508

C.	Prepaid Expenses and Other Current Assets

	December 31, 2010	December 31, 2009

Receivables for vendor rebates	$654	$615
Prepaid rent	650	692
Prepaid maintenance and support	592	301
Prepaid insurance	279	284
Prepaid taxes	100	823
Other prepaid expenses	591	880
Other current assets	417	526

	$3,283	$4,121

D.	Properties, Plants and Equipment, net

	December 31, 2010	December 31, 2009

Land	$941	$941
Structures	9,688	9,735
Machinery and equipment	62,288	58,069
Software	20,366	18,771

	93,283	87,516
Accumulated depreciation	(60,563)	(51,454)

	32,720	36,062
Software development and construction work-in-progress	11,475	6,535

	$44,195	$42,597

Depreciation expense on properties, plants, and equipment was $13,668, $13,497, and $18,429 for the years ended December 31, 2010, 2009 and 2008, respectively.

E.	Goodwill and Other Intangible Assets

	December 31, 2010	December 31, 2009

Goodwill, cost	$185,067	$183,139

Customer relationships, cost	177,616	176,459
Customer relationships, accumulated amortization	(41,654)	(32,659)

Other intangible assets, cost	31,008	26,732
Other intangible assets, accumulated amortization	(7,392)	(5,287)

Other intangible assets, net	$159,578	$165,245

The changes in goodwill, cost of customer relationships and cost of other intangibles during 2010 are due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

December 31, 2009	$183,139	$176,459	$26,732

Payment for exclusive supply agreement	—	—	4,163

Acquisition	—	382	—

Changes due to foreign currency fluctuations	1,928	775	113

December 31, 2010	$185,067	$177,616	$31,008

Amortization expense on customer relationships and other intangible assets was $10,244, $10,065, and $10,230 for the years ended December 31, 2010, 2009 and 2008, respectively.

Amortization of customer relationships and other intangible assets is estimated to be between $10,000 and $11,000 in total per year from 2011 through 2015.

Amortization of the payment for the exclusive supply agreement entered into during the year ended December 31, 2010 is recorded as a reduction in net sales. Such amortization was $736 for the year ended December 31, 2010 and is expected to be $833 annually from 2011 through 2014 and $97 for 2015.

F.	Accrued Expenses

	December 31, 2010	December 31, 2009
Accrued compensation and payroll taxes	$9,732	$7,880
Payables for customer rebates	4,414	4,195
Taxes payable (excluding taxes on income)	1,099	1,446
Customer deposits	918	464
Accrued health and welfare benefits	892	1,039
Accrued rental obligations	638	1,071
Purchase price payable for acquisitions	238	1,565
Other	1,410	1,908

	$19,341	$19,568

G.	Acquisitions

The Company has consummated acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships and/or acquiring an underutilized asset that could more efficiently perform existing services within our organization.

The Company made no material acquisitions during the years ended December 31, 2010 or 2009.

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

H.	Long-Term Obligations

	December 31, 2010	December 31, 2009
Senior secured term loan borrowings	$61,160	$94,763
Senior secured acquisition loan borrowings	30,382	38,977
Senior subordinated notes	174,500	174,500
Capital lease obligations	510	629

	266,552	308,869
Less long-term obligations due within one year	(5,139)	(951)

	$261,413	$307,918

On October 25, 2010, the Company completed an amendment and extension of its senior secured credit facility originally provided under a credit agreement dated as of December 30, 2005 (the “Original Credit Agreement”). The Original Credit Agreement provided the Company a $193,700 senior credit facility offered by a syndicate of banks, financial institutions and other entities led by UBS Securities LLC and Lehman Brothers Inc. consisting of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions. The Original Credit Agreement was amended by an amended and restated credit agreement dated as of October 25, 2010 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement incorporated the following amendments, among others: (i) extend the maturity of the revolving loans/commitments, term loans and acquisition loans until September 30, 2013; (ii) increase the aggregate amount of revolving commitments to $40,000; (iii) increase the margin for extending loans to LIBOR plus 3.5%; (iv) change the amortization for extending term loans and acquisition loans to $5,000 per annum, payable on a quarterly basis; (v) permit $25,000 of repurchases of the Registrant’s outstanding 12% Senior Subordinated Notes Due 2013; and (vi) refresh covenant baskets as of October 25, 2010. Certain lenders who did not consent to the terms of the Amended and Restated Credit Agreement were repaid their loans effective November 29, 2010 and November 30, 2010.

The senior secured term loan and acquisition loan borrowings are payable in quarterly installments of $1,250 on a combined basis through June 2013, with the remaining amount due at maturity on September 30, 2013. The $61,160 of senior secured term loan borrowings at December 31, 2010 consisted of $47,062 of borrowings denominated in United States dollars, $7,972 of borrowings denominated in Canadian dollars, and $6,126 of borrowings denominated in pounds sterling. The senior secured term loan and acquisition loan borrowings under the Amended and Restated Credit Agreement bear interest at a variable rate of LIBOR plus

3.5%. At December 31, 2010, the weighted average interest rate on the senior secured term loan borrowings was 4.1% and the weighted average interest rate on the senior secured acquisition loan borrowings was 3.9%.

The senior credit facility requires mandatory prepayment, subject to certain exceptions and limitations, with: 100% of the net cash proceeds from asset sales by the Company; 100% of the net cash proceeds of issuances of debt or preferred stock by the Company; and 50% of the Company’s excess cash flow, as defined in the Amended and Restated Credit Agreement.

At December 31, 2010 and 2009, no amounts were drawn on the revolving credit facility (the “Revolver”). Under the Amended and Restated Credit Agreement, the Revolver provides for $40,000 of borrowing availability. Unused portions of the Revolver are charged a fee of 0.75% under the Amended and Restated Credit Agreement compared to a fee of 0.50% under the Original Credit Agreement. Fees incurred on the unused portion of the Revolver were $171, $94, and $168 for the years ended December 31, 2010, 2009, and 2008, respectively. Borrowings on the Revolver bear interest at a variable rate of LIBOR plus 3.5%. The Revolver is available through September 30, 2013.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior credit facility agreement. The senior credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2010, the Company was in compliance with these covenants.

In December 2005, the Company issued $200,000 of 12% senior subordinated notes maturing on December 15, 2013 (“Notes”). In February 2009, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired an aggregate principal amount of $25,500 of the Notes for a cash purchase price of $15,000, together with accrued interest on the Notes. With the cancellation of these repurchased Notes, $174,500 aggregate principal amount of Notes remain outstanding. The Notes bear interest at the rate of 12% per year, which is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries and rank secondary to the Company’s senior credit facility. The Notes contain restrictive covenants as stated in the indenture agreement, including limitations on the Company’s ability to incur additional debt.

The Company may redeem all or part of the aggregate principal amount of the Notes at a redemption price of 103% through December 15, 2011 and 100% after December 15, 2011 of the principal amount, plus accrued and unpaid interest to the redemption date.

The capital lease obligations relate to vehicles and computer graphic design and related equipment. Lease payments are due in equal monthly installments and the leases mature at various dates through May 2016.

All of the long-term debt, including capital lease obligations, matures within the next six years. The following table provides the amount of long-term debt, including capital lease obligations, maturing in each of the next five years.

Amount
2011	$5,139
2012	5,139
2013	256,154
2014	102
2015	79
Thereafter	6

Subtotal	266,619
Less imputed interest on capital leases	(67)

Total	$266,552

I.	Interest Expense

Interest expense consists of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest on senior term loan	$2,472	$3,932	$7,931
Interest on borrowings on acquisition facility	1,162	1,371	2,475
Interest on senior subordinated notes	20,940	21,305	24,000
Amortization of deferred financing costs	1,678	2,981	1,865
Commitment fees on senior credit facility	251	174	248
Other	49	154	26

Total	$26,552	$29,917	$36,545

J.	Other Expense (Income), net

Other expense (income), net consists of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Foreign exchange loss (gain) recognized	$860	$1,735	$(2,364)
Gain on acquisition	(593)	—	—
Other	269	18	215

Total	$536	$1,753	$(2,149)

K.	Gain on Debt Extinguishment

In privately negotiated transactions that settled on February 13 and February 18, 2009, respectively, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired SGS International, Inc.’s 12% senior subordinated notes maturing on December 15, 2013 in an aggregate principal amount of $25,500 for a cash purchase price of $15,000, resulting in a gain on debt extinguishment of $10,500.

L.	Related Party Transactions

The Company incurred and paid management advisory fees of $500 annually during 2010, 2009 and 2008 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

One of our vendors is a related party as the majority ownership of that vendor is a third party that could exert significant influence over both the Company and that vendor. Purchases from that vendor were approximately $5,531, $3,262, and $1,876 during the years ended December 31, 2010, 2009, and 2008, respectively. Payable amounts outstanding to this vendor were approximately $670 and $360 at December 31, 2010 and 2009, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business and there were no significant changes in terms with this vendor during the years ended December 31, 2010, 2009, or 2008.

M.	Lease Expense

Certain buildings and office space are under non-cancelable operating lease agreements. Total expense for all leases was $8,884, $9,017, and $10,058 in 2010, 2009, and 2008, respectively. Under long-term leases, minimum annual rentals are $6,210 in 2011, $4,866 in 2012, $3,082 in 2013, $2,354 in 2014, $1,911 in 2015 and $6,618 thereafter.

N.	Employee Benefit Contribution Plans

Defined Contribution Plan

The Company offers the Southern Graphic Systems, Inc. Savings Plan (the “Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. The Savings Plan is funded with both employer and employee contributions. Participants in the Savings Plan may voluntarily contribute up to 16% of their annual pay into the Savings Plan, not to exceed an annual dollar limitation established by the United States Internal Revenue Service. The Savings Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Savings Plan provides that, for any plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the Savings Plan are included in costs of operations and were $3,571, $3,520 and $3,207 in 2010, 2009 and 2008, respectively. There were no discretionary contributions in 2010, 2009, or 2008.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan, the Southern Graphic Systems, Inc. Deferred Compensation Plan (“NQDC Plan”), for the benefit of employees defined by the Internal Revenue Service as highly compensated. The NQDC Plan is funded with both employer and employee contributions. Participants in the NQDC Plan may voluntarily contribute up to an amount equal to (a) the amount the participant would have deferred under the Savings Plan if the annual qualified plan limits did not apply minus (b) the participant’s actual deferral to the Savings Plan. The NQDC Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the NQDC Plan provides that, for any NQDC Plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the NQDC Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the NQDC Plan are included in costs of operations and were $72, $74 and $85 in 2010, 2009 and 2008, respectively. There were no discretionary contributions in 2010, 2009, or 2008.

Changes in the fair value of the trading securities related to the NQDC Plan and the corresponding change in the associated liability are included within other expense (income) in the Consolidated Statements of Operations. Historically, these changes have resulted in no impact to the Consolidated Statements of Operations.

O.	Income Taxes

The components of income (loss) before taxes were:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
U.S.	$29,223	$25,546	$1,085
Foreign	7,296	(697)	(2,516)

	$36,519	$24,849	$(1,431)

The provision for taxes on income (loss) consisted of:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
U.S. Federal	$—	$258	$—
Foreign	545	(165)	1,007
State	70	—	—

	615	93	1,007

Deferred:
U.S. Federal	10,828	8,697	722
Foreign	2,361	804	(1,790)
State	1,497	1,155	76

	14,686	10,656	(992)

	$15,301	$10,749	$15

The reconciliation between the provision for taxes on income (loss) computed by applying the federal statutory tax rate to income (loss) before taxes and the actual provision is as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax net of federal benefit	3.6%	4.5%	-3.3%
Taxes on foreign income	-1.9%	0.2%	-4.6%
Permanent differences	1.0%	1.3%	-23.6%
Valuation allowance	4.2%	3.5%	-14.5%
Rate changes (1)	—	-0.5%	9.9%
Other	—	-0.7%	—

Effective tax rate	41.9%	43.3%	-1.1%

(1)	The impact for the rate changes in 2008 were primarily due to adjusting the net deferred tax assets for a 2.5% decrease in the tax rates in Canada.

The components of net deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Current Deferred Income Tax Asset (Liability):
Employee benefits	$385	$1,941
Reserves for customer receivables	468	328
Other deferred income tax asset	517	339
Other deferred income tax liability	(70)	(58)

	$1,300	$2,550

Noncurrent Deferred Income Tax Asset (Liability):
Tax loss carry forwards	$10,419	$11,958
Foreign, alternative minimum tax and other credits	5,026	3,072
Other deferred income tax asset	340	295
Amortization	(22,016)	(18,748)
Interest on intercompany notes	(11,914)	(8,157)
Depreciation	(7,935)	(6,431)
Gain on cancellation of debt	(4,165)	—
Unrealized foreign currency translation items	(592)	(206)
Foreign currency gain on senior secured term loan	(311)	(203)
Other deferred income tax liability	(167)	(148)

Subtotal	(31,315)	(18,568)
Valuation allowance on deferred income tax asset	(3,543)	(1,994)

	$(34,858)	$(20,562)

The Company has recorded a valuation allowance against a portion of its foreign tax credit carry forwards because it is more likely than not that this portion of the carry forwards will not be realized.

The Company has net operating loss carry forwards in various tax jurisdictions at December 31, 2010 as follows:

United States	$25,059 expiration beginning December 31, 2026
Canada	$999 expiration beginning December 31, 2026
The Netherlands	$191 with no expiration date
The Philippines	$406 with no expiration date

The Company believes it will be able to utilize all of the net operating loss carry forwards prior to their expiration. The Company has recorded a deferred tax liability on $23,342 of interest income in a U.S. controlled foreign corporation that will become taxable income when repatriated. In January of 2011, the Company filed an election to repatriate this income, therefore, the related tax liability will be realized in early 2011 resulting in the utilization of a significant portion of the net operating loss carry forwards. We further believe that our acquisitions in Canada over the last two years combined with our ability to adjust tax depreciation schedules in Canada will generate enough taxable income to utilize our Canadian operating losses. As such, no valuation allowance has been recorded against any of our net operating loss carryforwards. The Company continuously evaluates the need to record a valuation allowance and will recognize such valuation allowance if it is deemed necessary due to a change in expectations about the ability to realize the full value of the net operating loss carryforwards. The valuation allowance recorded on the books relates to deferred tax assets for certain tax credits for which the realization is uncertain.

Due to a change in the ownership of Court Square Capital Partners, L.P. that occurred in June of 2008, the United States net operating losses are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available net operating losses and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is

calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership in June of 2008 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $7,400 per year of its United States net operating losses generated prior to June 2008 until they would otherwise expire. Based on this calculation, the Section 382 Limitation will have no impact on our ability to utilize our net operating losses in 2012 and beyond. Our current taxable income projections and tax planning strategies indicate that this limitation will have some impact on the timing of the utilization of $4,907 of our United States net operating loss carryforwards in 2011.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2010 and 2009, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $5,735 and $1,893, respectively. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations are expected to be offset with foreign tax credits.

During 2010 the Company elected to defer the recognition, for tax purposes, of a $10,500 gain on debt extinguishment, which had previously been included as income in the Company’s 2009 tax provision calculations. Under this election, income is deferred until the fifth year after the gain on debt extinguishment, and is then recognized ratably over the subsequent five years. Making this election resulted in an increase of both deferred tax liabilities, as a result of deferring the $10,500 gain for tax purposes, and deferred tax assets, in the form of net operating loss carryforwards. In addition, this resulted in an alternative minimum tax (AMT) credit for estimated AMT taxes paid as a result of including the gain in the 2009 tax provision calculations. This AMT Credit was reversed in 2010 due to the election to defer the recognition of the $10,500 gain on debt extinguishment.

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS has filed an election that will essentially repatriate $23,342 of intercompany interest back to the United States for tax purposes and will reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company has recorded a net deferred tax liability and associated withholding tax expenses totaling $1,594 on intercompany interest accrued but unpaid. This tax expense will be reversed in the first quarter of 2011 when the election the Company filed becomes effective.

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

The following table shows assets measured at fair value as of December 31, 2010 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,349	$1,349

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The fair value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximates carrying value. The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $180,591 at December 31, 2010. The estimated fair value of the Notes is determined using quoted prices in markets that are not active. The estimated fair value is $180,591 based on the average price of the Notes either traded or purchased by third parties between January 1, 2011 and February 28, 2011.

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

Q.	Cash Flow Information

Cash paid for interest was $25,433, $26,566, and $34,567 for the years ended December 31, 2010, 2009, and 2008, respectively.

Cash paid for income taxes was $147 and $880 for the years ended December 31, 2010 and 2009, respectively. The amount of cash paid for income taxes was not significant for the year ended December 31, 2008.

Assets acquired under capital lease obligations were $461 for the year ended December 31, 2010. There were no assets acquired under capital lease obligations for the years ended December 31, 2009 or 2008.

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

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$154	$4,160	$5,199	$—	$9,513
Receivables from customers, less allowances	—	42,896	22,257	—	65,153
Intercompany receivables	245,954	445	2,810	(249,209)	—
Inventories	—	6,850	2,903	—	9,753
Deferred income taxes	4,777	5,667	(9,144)	—	1,300
Prepaid expenses and other current assets	80	1,969	1,234	—	3,283

Total current assets	250,965	61,987	25,259	(249,209)	89,002
Investment in subsidiaries	151,585	29,226	—	(180,811)	—
Properties, plants and equipment, net	—	35,572	8,623	—	44,195
Goodwill	—	119,970	65,097	—	185,067
Other intangible assets, net	—	115,552	44,026	—	159,578
Deferred financing costs, net	3,535	—	—	—	3,535
Other assets	—	1,494	348	—	1,842

Total assets	$406,085	$363,801	$143,353	$(430,020)	$483,219

Liabilities
Current liabilities
Accounts payable, trade	$554	$11,261	$4,704	$—	$16,519
Intercompany payables	—	219,458	29,751	(249,209)	—
Accrued expenses	99	13,920	5,322	—	19,341
Accrued income taxes	—	—	199	—	199
Accrued interest	5	878	1	—	884
Current portion of long-term obligations	4,626	50	463	—	5,139

Total current liabilities	5,284	245,567	40,440	(249,209)	42,082
Noncurrent liabilities
Long-term obligations, net of current portion	253,445	86	7,882	—	261,413
Non-current liabilities	—	2,814	—	—	2,814
Deferred income taxes	5,304	20,148	9,406	—	34,858

Total liabilities	264,033	268,615	57,728	(249,209)	341,167

Commitments and contingencies

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total liabilities and stockholders’ equity	$406,085	$363,801	$143,353	$(430,020)	$483,219

Supplemental Condensed Consolidating Balance Sheet

December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$237	$3,005	$7,468	$—	$10,710
Receivables from customers, less allowances	—	39,328	21,527	—	60,855
Intercompany receivables	415,780	140,374	5,158	(561,312)	—
Inventories	—	6,125	2,804	—	8,929
Deferred income taxes	—	2,453	97	—	2,550
Prepaid expenses and other current assets	160	1,975	1,986	—	4,121

Total current assets	416,177	193,260	39,040	(561,312)	87,165
Investment in subsidiaries	127,916	30,005	—	(157,921)	—
Properties, plants and equipment, net	—	34,207	8,390	—	42,597
Goodwill	—	121,013	62,126	—	183,139
Other intangible assets, net	—	119,121	46,124	—	165,245
Deferred financing costs, net	4,120	—	—	—	4,120
Other assets	—	1,094	313	—	1,407

Total assets	$548,213	$498,700	$155,993	$(719,233)	$483,673

Liabilities
Current liabilities
Accounts payable, trade	$423	$8,514	$4,561	$—	$13,498
Intercompany payables	137,612	388,870	34,830	(561,312)	—
Accrued expenses	—	12,731	6,837	—	19,568
Accrued income taxes	—	—	10	—	10
Accrued interest	187	1,199	2	—	1,388
Current portion of long-term obligations	388	563	—	—	951

Total current liabilities	138,610	411,877	46,240	(561,312)	35,415
Noncurrent liabilities
Long-term obligations, net of current portion	290,227	66	17,625	—	307,918
Noncurrent liabilities	—	988	280	—	1,268
Deferred income taxes	866	6,314	13,382	—	20,562

Total liabilities	429,703	419,245	77,527	(561,312)	365,163

Contingencies and commitments

Stockholders’ equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total stockholder’s equity	118,510	79,455	78,466	(157,921)	118,510

Total liabilities and stockholders’ equity	$548,213	$498,700	$155,993	$(719,233)	$483,673

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$248,672	$104,021	$—	$352,693
Intercompany sales	—	2,623	6,008	(8,631)	—

Total net sales	—	251,295	110,029	(8,631)	352,693

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	149,994	69,190	(8,631)	210,553
Selling, general and administrative expenses	2,120	34,481	18,020	—	54,621
Depreciation and amortization	—	17,417	6,495	—	23,912

Income from (loss on) operations	(2,120)	49,403	16,324	—	63,607

Non-operating expenses:
Interest expense	1,045	22,683	2,824	—	26,552
Other expense (income), net	(141)	(481)	1,158	—	536

Total non-operating (income) expenses	904	22,202	3,982	—	27,088

Equity in net income of subsidiaries	23,903	—	—	(23,903)	—

Income from continuing operations before income taxes	20,879	27,201	12,342	(23,903)	36,519
Provision for income taxes	(339)	10,691	4,949	—	15,301

Net income	$21,218	$16,510	$7,393	$(23,903)	$21,218

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$231,185	$92,272	$—	$323,457
Intercompany sales	—	2,066	6,031	(8,097)	—

Total net sales	—	233,251	98,303	(8,097)	323,457

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	145,427	65,520	(8,097)	202,850
Selling, general and administrative expenses	1,635	31,685	17,706	—	51,026
Depreciation and amortization	—	17,540	6,022	—	23,562

Income from (loss on) operations	(1,635)	38,599	9,055	—	46,019

Non-operating expenses:
Interest expense	5,114	24,019	784	—	29,917
Gain on debt extinguishment, net	(10,500)	—	—	—	(10,500)
Other expense (income), net	(2,152)	(114)	4,019	—	1,753

Total non-operating (income) expenses	(7,538)	23,905	4,803	—	21,170

Equity in net income of subsidiaries	10,698	—	—	(10,698)	—

Income from continuing operations before income taxes	16,601	14,694	4,252	(10,698)	24,849
Provision for income taxes	2,501	5,910	2,338	—	10,749

Net income	$14,100	$8,784	$1,914	$(10,698)	$14,100

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$220,742	$102,776	$—	$323,518
Intercompany sales	—	2,587	8,723	(11,310)	—

Total net sales	—	223,329	111,499	(11,310)	323,518

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	142,079	81,526	(11,310)	212,295
Selling, general and administrative expenses	1,684	30,808	17,107	—	49,599
Depreciation and amortization	—	21,321	7,338	—	28,659

Income from (loss on) operations	(1,684)	29,121	5,528	—	32,965

Non-operating expenses:
Interest expense	7,290	29,563	(308)	—	36,545
Other expense (income), net	(6,375)	622	3,604	—	(2,149)

Total non-operating expenses	915	30,185	3,296	—	34,396

Equity in net income of subsidiaries	838	—	—	(838)	—

Income from (loss on) on continuing operations before income taxes	(1,761)	(1,064)	2,232	(838)	(1,431)
Provision (benefit) for income taxes	(315)	(825)	1,155	—	15

Net income (loss)	$(1,446)	$(239)	$1,077	$(838)	$(1,446)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$33,285	$10,549	$12,855	$—	$56,689

Investing activities:
Capital expenditures	—	(8,493)	(3,366)	—	(11,859)
Proceeds from sales of assets	—	14	11	—	25
Business acquisitions, net of cash acquired	—	(337)	(1,710)	—	(2,047)

Cash used in investing activities	—	(8,816)	(5,065)	—	(13,881)

Financing activities:
Payments for deferred financing fees	(1,094)	—	—	—	(1,094)
Payments on senior term loan and acquisition facility	(32,274)	—	(10,148)	—	(42,422)
Payments on other long-term debt	—	(578)	(17)	—	(595)

Cash used in financing activities	(33,368)	(578)	(10,165)	—	(44,111)

Effect of exchange rate changes on cash	—	—	106	—	106

Net change in cash and cash equivalents	(83)	1,155	(2,269)	—	(1,197)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$154	$4,160	$5,199	$—	$9,513

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$26,805	$10,981	$3,981	$—	$41,767

Investing activities:
Capital expenditures	—	(7,736)	(1,161)	—	(8,897)
Proceeds from sales of assets	—	47	19	—	66
Business acquisitions, net of cash acquired	—	(3,047)	(897)	—	(3,944)

Cash used in investing activities	—	(10,736)	(2,039)	—	(12,775)

Financing activities:
Borrowings on revolving credit facility	(22,727)	—	—	—	(22,727)
Payments on revolving credit facility	22,727	—	—	—	22,727
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on senior term loan and acquisition facility	(11,978)	—	(2,423)	—	(14,401)
Payments on other long-term debt	—	(622)	(23)	—	(645)

Cash used in financing activities	(26,978)	(622)	(2,446)	—	(30,046)

Effect of exchange rate changes on cash	—	—	998	—	998

Net change in cash and cash equivalents	(173)	(377)	494	—	(56)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$237	$3,005	$7,468	$—	$10,710

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$6,580	$11,697	$9,001	$—	$27,278

Investing activities:
Capital expenditures	—	(8,274)	(4,457)	—	(12,731)
Proceeds from sales of assets	—	524	242	—	766
Business acquisitions, net of cash acquired	—	(3,013)	(23,959)	—	(26,972)

Cash used in investing activities	—	(10,763)	(28,174)	—	(38,937)

Financing activities:
Payments for deferred financing fees	(117)	—	—	—	(117)
Payments on senior term loan and acquisition facility	(7,843)	—	(1,680)		(9,523)
Payments on other long-term debt	—	(620)	(77)	—	(697)
Intercompany financing	(15,725)	—	15,725	—	—

Cash provided by (used in) financing activities	(23,685)	(620)	13,968	—	(10,337)

Effect of exchange rate changes on cash	—	—	(1,705)	—	(1,705)

Net change in cash and cash equivalents	(17,105)	314	(6,910)	—	(23,701)

Cash and cash equivalents, beginning of period	17,515	3,068	13,884	—	34,467

Cash and cash equivalents, end of period	$410	$3,382	$6,974	$—	$10,766

Schedule II—Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (REDUCTIONS) CHARGED TO EXPENSE	WRITE-OFFS AND OTHER REDUCTIONS TO THE ALLOWANCE	CHANGES DUE TO PURCHASE ACCOUNTING	BALANCE AT END OF PERIOD
	(IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2010	$1,204	$4,117	$(3,758)	$—	$1,563
Year ended December 31, 2009	1,327	2,825	(2,948)	—	1,204
Year ended December 31, 2008	830	2,321	(1,853)	29	1,327

DEFERRED TAX VALUATION ALLOWANCE

Year ended December 31, 2010	$1,994	$1,549	$—	$—	$3,543
Year ended December 31, 2009	1,117	877	—	—	1,994
Year ended December 31, 2008	706	411	—	—	1,117