Form 10-Q
period 2011-03-31
SGS International, Inc.
filed 2011-05-11
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

NET SALES	$91,639	$86,287

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	54,463	50,770
Selling, general, and administrative expenses	15,035	13,661
Depreciation and amortization	5,748	5,847

INCOME FROM OPERATIONS	16,393	16,009

NON-OPERATING EXPENSES:

Interest expense, net	6,578	6,678
Other expense, net	289	566

INCOME BEFORE INCOME TAXES	9,526	8,765

PROVISION FOR INCOME TAXES	1,967	3,234

NET INCOME	$7,559	$5,531

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,466	$9,513
Receivables from customers, less allowances of $1,621 and $1,563 at March 31, 2011 and December 31, 2010, respectively	70,502	65,153
Inventories	10,676	9,753
Deferred income taxes	3,119	1,300
Prepaid expenses and other current assets	3,711	3,283

Total current assets	100,474	89,002

Properties, plants and equipment, net	44,925	44,195
Goodwill	187,158	185,067
Other intangible assets, net	159,467	159,578
Deferred financing costs, net	3,222	3,535
Other assets	2,212	1,842

TOTAL ASSETS	$497,458	$483,219

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$12,819	$16,519
Accrued expenses	17,610	19,341
Accrued income taxes	1,820	199
Accrued interest	6,117	884
Current portion of long-term obligations	5,141	5,139

Total current liabilities	43,507	42,082

Long-term obligations, net of current portion	260,604	261,413
Non-current liabilities	3,194	2,814
Deferred income taxes	36,961	34,858

Total liabilities	344,266	341,167

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	6,060	2,479
Retained earnings	40,132	32,573

Total stockholder’s equity	153,192	142,052

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$497,458	$483,219

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES	$9,019	$5,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(3,871)	(2,233)
Proceeds from sales of equipment	8	8
Business acquisitions, net of cash acquired	(1,123)	(1,609)

Net cash used in investing activities	(4,986)	(3,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior term loan and acquisition facility	(1,251)	(2,624)
Payments on other long-term debt	(32)	(103)

Net cash used in financing activities	(1,283)	(2,727)

Effect of exchange rate changes on cash	203	(17)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,953	(1,354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,513	10,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,466	$9,356

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2010 in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$3,002	$3,180
Work-in-process	7,674	6,573

Total	$10,676	$9,753

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

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2011	December 31, 2010

Goodwill, cost	$187,158	$185,067

Customer relationships, cost	$180,538	$177,616
Customer relationships, accumulated amortization	(44,268)	(41,654)

Other intangible assets, cost	30,978	31,008
Other intangible assets, accumulated amortization	(7,781)	(7,392)

Total	$159,467	$159,578

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the three months ended March 31, 2011 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2010	$185,067	$177,616	$31,008

Acquisition	111	1,266	—

Changes due to foreign currency fluctuations	1,980	1,656	(30)

Balance at March 31, 2011	$187,158	$180,538	$30,978

Amortization of customer relationships and other intangible assets is estimated to be between $10,000 and $11,000 in total per year from 2011 through 2015.

Amortization of the payment for the exclusive supply agreement entered into during the three months ended March 31, 2011 is recorded as a reduction in net sales. Such amortization is expected to be $833 annually, and amounted to $208 and $112 for the quarters ended March 31, 2011 and March 31, 2010, respectively.

C.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest on senior term loan	$625	$698
Interest on borrowings on acquisition facility	300	278
Interest on senior subordinated notes	5,235	5,235
Amortization of deferred financing costs	313	392
Commitment fees on senior credit facility	100	53
Other	5	22

Total	$6,578	$6,678

D.	Comprehensive Income

The following table sets forth comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income	$7,559	$5,531
Cumulative translation adjustments, net	3,581	710

Total	$11,140	$6,241

E.	Fair Value Measurements

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

The following table shows assets measured at fair value as of March 31, 2011 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at March 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,734	$1,734

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $179,750 at March 31, 2011. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between March 1, 2011 and April 29, 2011.

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

The effective tax rate for the quarter ended March 31, 2011 was 20.6% compared to 36.9% for the quarter ended March 31, 2010. The significant decrease in the effective tax rate was due to an income tax benefit of approximately $1,600 recorded during the quarter ended March 31, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This is discussed in more detail below.

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS filed an election to essentially repatriate $23,342 of intercompany interest back to the United States for tax purposes and reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company recorded income tax expense and a corresponding net deferred tax liability and associated withholding tax expenses totaling $1,594 on intercompany interest accrued but unpaid. Due to the rate change from the tax election, this tax expense was reversed in the quarter ended March 31, 2011 when the election the Company filed became effective.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2011, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $7,094. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$172	$5,162	$7,132	$—	$12,466
Receivables from customers, less allowances	—	44,819	25,683	—	70,502
Intercompany receivables	246,841	682	85	(247,608)	—
Inventories	—	7,235	3,441	—	10,676
Income taxes receivable	2,854	5,392	—	(8,246)	—
Deferred income taxes	—	3,049	70	—	3,119
Prepaid expenses and other current assets	94	2,075	1,542	—	3,711

Total current assets	249,961	68,414	37,953	(255,854)	100,474
Investment in subsidiaries	161,575	29,021	36,567	(227,163)	—
Properties, plants and equipment, net	—	35,912	9,013	—	44,925
Goodwill	—	120,081	67,077	—	187,158
Other intangible assets, net	—	114,753	44,714	—	159,467
Deferred financing costs, net	3,222	—	—	—	3,222
Other assets	—	1,866	346	—	2,212

Total assets	$414,758	$370,047	$195,670	$(483,017)	$497,458

Liabilities
Current liabilities
Accounts payable, trade	$601	$7,666	$4,552	$—	$12,819
Intercompany payables	—	217,125	30,483	(247,608)	—
Accrued expenses	25	11,940	5,645	—	17,610
Accrued income taxes	—	—	10,066	(8,246)	1,820
Accrued interest	3	6,113	1	—	6,117
Current portion of long-term obligations	4,554	50	537	—	5,141

Total current liabilities	5,183	242,894	51,284	(255,854)	43,507
Non-current liabilities
Long-term obligations, net of current portion	252,590	76	7,938	—	260,604
Non-current liabilities	—	3,194	—	—	3,194
Deferred income taxes	3,580	25,114	8,267	—	36,961

Total liabilities	261,353	271,278	67,489	(255,854)	344,266

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	153,405	98,769	128,181	(227,163)	153,192

Total stockholder’s equity	153,405	98,769	128,181	(227,163)	153,192

Total liabilities and stockholder’s equity	$414,758	$370,047	$195,670	$(483,017)	$497,458

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$154	$4,160	$5,199	$—	$9,513
Receivables from customers, less allowances	—	42,896	22,257	—	65,153
Intercompany receivables	245,954	445	2,810	(249,209)	—
Inventories	—	6,850	2,903	—	9,753
Deferred income taxes	4,777	5,667	(9,144)	—	1,300
Prepaid expenses and other current assets	80	1,969	1,234	—	3,283

Total current assets	250,965	61,987	25,259	(249,209)	89,002
Investment in subsidiaries	151,585	29,226	—	(180,811)	—
Properties, plants and equipment, net	—	35,572	8,623	—	44,195
Goodwill	—	119,970	65,097	—	185,067
Other intangible assets, net	—	115,552	44,026	—	159,578
Deferred financing costs, net	3,535	—	—	—	3,535
Other assets	—	1,494	348	—	1,842

Total assets	$406,085	$363,801	$143,353	$(430,020)	$483,219

Liabilities
Current liabilities
Accounts payable, trade	$554	$11,261	$4,704	$—	$16,519
Intercompany payables	—	219,458	29,751	(249,209)	—
Accrued expenses	99	13,920	5,322	—	19,341
Accrued income taxes	—	—	199	—	199
Accrued interest	5	878	1	—	884
Current portion of long-term obligations	4,626	50	463	—	5,139

Total current liabilities	5,284	245,567	40,440	(249,209)	42,082
Non-current liabilities
Long-term obligations, net of current portion	253,445	86	7,882	—	261,413
Non-current liabilities	—	2,814	—	—	2,814
Deferred income taxes	5,304	20,148	9,406	—	34,858

Total liabilities	264,033	268,615	57,728	(249,209)	341,167

Contingencies and commitments

Stockholder’s equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total liabilities and stockholder’s equity	$406,085	$363,801	$143,353	$(430,020)	$483,219

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$64,134	$27,505	$—	$91,639
Intercompany sales	—	556	1,608	(2,164)	—

Total net sales	—	64,690	29,113	(2,164)	91,639

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	38,505	18,122	(2,164)	54,463
Selling, general and administrative expenses	327	9,782	4,926	—	15,035
Depreciation and amortization	—	4,235	1,513	—	5,748

Income (loss) from operations	(327)	12,168	4,552	—	16,393

Interest expense, net	201	5,704	673	—	6,578
Other expense (income), net	162	(17)	144	—	289

Income (loss) before equity in net income from subsidiaries	(690)	6,481	3,735	—	9,526

Equity in net income of subsidiaries	8,448	—	—	(8,448)	—

Income before income taxes	7,758	6,481	3,735	(8,448)	9,526
Provision for income taxes	199	2,692	(924)	—	1,967

Net income	$7,559	$3,789	$4,659	$(8,448)	$7,559

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$61,180	$25,107	$—	$86,287
Intercompany sales	—	749	1,213	(1,962)	—

Total net sales	—	61,929	26,320	(1,962)	86,287

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	36,310	16,422	(1,962)	50,770
Selling, general and administrative expenses	542	8,573	4,546	—	13,661
Depreciation and amortization	—	4,278	1,569	—	5,847

Income (loss) from operations	(542)	12,768	3,783	—	16,009

Interest expense, net	205	5,741	732	—	6,678
Other (income) expense, net	(178)	105	639	—	566

Income (loss) before equity in net income from subsidiaries	(569)	6,922	2,412	—	8,765

Equity in net income of subsidiaries	5,396	—	—	(5,396)	—

Income before income taxes	4,827	6,922	2,412	(5,396)	8,765
Provision (benefit) for income taxes	(704)	2,785	1,153	—	3,234

Net income (loss)	$5,531	$4,137	$1,259	$(5,396)	$5,531

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$1,175	$5,261	$2,583	$—	$9,019

Investing activities:
Acquisition of properties, plants and equipment	—	(3,122)	(749)	—	(3,871)
Proceeds from sales of equipment	—	—	8	—	8
Business acquisitions, net of cash acquired	—	(1,123)	—	—	(1,123)

Net cash used in investing activities	—	(4,245)	(741)	—	(4,986)

Financing activities:
Payments on senior term loan and acquisition facility	(1,157)	—	(94)	—	(1,251)
Payments on other long-term debt	—	(14)	(18)	—	(32)

Net cash used in financing activities	(1,157)	(14)	(112)	—	(1,283)

Effect of exchange rate changes on cash	—	—	203	—	203

Increase (decrease) in cash and cash equivalents	18	1,002	1,933	—	2,953

Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$172	$5,162	$7,132	$—	$12,466

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$2,060	$2,308	$856	$—	$5,224

Investing activities:
Acquisition of properties, plants and equipment	—	(1,610)	(623)	—	(2,233)
Proceeds from sales of equipment	—	8	—	—	8
Business acquisitions, net of cash acquired	—	—	(1,609)	—	(1,609)

Net cash used in investing activities	—	(1,602)	(2,232)	—	(3,834)

Financing activities:
Payments on senior term loan and acquisition facility	(2,152)	—	(472)	—	(2,624)
Payments on other long-term debt	—	(103)	—	—	(103)

Net cash used in financing activities	(2,152)	(103)	(472)	—	(2,727)

Effect of exchange rate changes on cash	—	—	(17)	—	(17)

Net change in cash and cash equivalents	(92)	603	(1,865)	—	(1,354)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$145	$3,608	$5,603	$—	$9,356

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

Net sales for the quarter ended March 31, 2011 increased 6.2%, or $5.3 million, to $91.6 million from sales of $86.3 million for the quarter ended March 31, 2010. This increase in sales was driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs). This increase was spread across our global operations. In addition, foreign currency fluctuations, most notably the weakening of the United States dollar compared to the Canadian dollar, positively impacted sales by $1.1 million.

Income from operations increased to $16.4 million, or 17.9% of sales, for the quarter ended March 31, 2011 compared to $16.0 million, or 18.6% of sales, for the quarter ended March 31, 2010. This slight increase in income from operations was due to the previously discussed sales increase, while cost of goods sold (exclusive of depreciation) expressed as a percentage of sales for our entire business was relatively flat at 59.4% for the quarter ended March 31, 2011, compared to 58.8% for the quarter ended March 31, 2010. The positive impact from the sales increase was partially offset by increased expenses associated with our sales and marketing efforts. We have increased our investment in selling and marketing activities in order to stimulate further organic sales growth. The chart below provides cost of goods sold (exclusive of depreciation), selling and marketing expenses, and general and administrative expenses, each expressed as a percentage of sales.

	Quarter Ended	Quarter Ended
	March 31, 2011	March 31, 2010
Net sales	$91,639	$86,287

Cost of goods sold (exclusive of depreciation)	54,463	50,770

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	59.4%	58.8%

Selling and marketing expenses	10,620	9,010
General and administrative expenses	4,415	4,651

Total selling, general, and administrative expenses	15,035	13,661

Selling and marketing expenses, as a percentage of net sales	11.6%	10.4%

General and administrative expenses, as a percentage of net sales	4.8%	5.4%

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

In April 2011, we acquired the assets of a Canadian provider of packaging and retail graphics services. This acquisition will enable us to obtain additional sales volumes and expand our customer base. We are also currently evaluating additional acquisition opportunities.

During the quarter ended March 31, 2011, our operations generated cash flows of $9.0 million compared to cash generated from operations of $5.2 million for the quarter ended March 31, 2010. The cash generated from operations for the quarter ended March 31, 2010 included a use of cash of $4.2 million for the purchase of an exclusive supply agreement. We plan to use the cash generated from our operations to either fund future acquisitions or to strengthen our balance sheet through principal repayments on our outstanding long-term debt obligations.

RESULTS OF OPERATIONS

The information presented below for the quarters ended March 31, 2011 and March 31, 2010 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010

	Quarter Ended	Quarter Ended	$	Percentage
	March 31, 2011	March 31, 2010	Change	Change
	(unaudited)	(unaudited)
Net sales	$91,639	$86,287	$5,352	6.2%

Cost of goods sold (exclusive of depreciation)	54,463	50,770	3,693	7.3%
Selling, general, and administrative expenses	15,035	13,661	1,374	10.1%
Depreciation and amortization	5,748	5,847	(99)	(1.7%)

Income from operations	16,393	16,009	384	2.4%

Interest expense	6,578	6,678	(100)	(1.5%)
Other expense, net	289	566	(277)	(48.9%)

Income before income taxes	9,526	8,765	761	8.7%
Provision for income taxes	1,967	3,234	(1,267)	(39.2%)

Net income	$7,559	$5,531	$2,028	36.7%

Net Sales. Sales for the quarter ended March 31, 2011 increased 6.2%, or $5.3 million, to $91.6 million from $86.3 million for the quarter ended March 31, 2010. This increase in sales was driven primarily by volume growth across our customer base, most notably with large CPGs. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $0.9 million and $0.2 million, respectively.

Sales in the United States increased by $3.0 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 and included incremental sales of $0.2 million associated with the acquisition in Dallas. After excluding the impact of foreign currency fluctuations, sales in Canada and Europe for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 increased approximately $0.1 million and $1.0 million, respectively. The residual sales increase was generated by our operations in Mexico and Asia. These sales increases were primarily due to organic growth driven by increased sales spread across many of our larger CPG customers.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2011 increased 7.3%, or $3.7 million, to $54.5 million from $50.8 million for the quarter ended March 31, 2010. The increase in cost of goods sold was due to the increase in sales previously discussed. The weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in increases in cost of goods sold of $0.5 million and $0.1 million, respectively. Cost of goods sold expressed as a percentage of sales remained relatively flat at 59.4% for the quarter ended March 31, 2011 compared to 58.8% for the quarter ended March 31, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2011 increased 10.1%, or $1.4 million, to $15.0 million from $13.7 million for the quarter ended March 31, 2010. This increase was due to investments in selling and marketing expenses in order to stimulate future organic sales growth.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2011 decreased only 1.7%, or $0.1 million, to $5.7 million from $5.8 million for the quarter ended March 31, 2010.

Interest Expense. Interest expense for the quarter ended March 31, 2011 decreased 1.5%, or $0.1 million, to $6.6 million from $6.7 million for the quarter ended March 31, 2010. This minor decrease resulted from the interest savings associated with the Company’s debt reduction efforts during fiscal 2010 essentially being offset by an increase in interest rates. The combined principal repayments of $42.4 million on the senior term loan and acquisition facilities during fiscal 2010 resulted in a combined reduction in interest expense of $0.3 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. These interest expense savings were offset by a $0.3 million increase in interest expense stemming from an increase in interest rates on the senior term loan and acquisitions facilities due to our refinancing in the fourth quarter of 2010. The weighted average interest rates on the senior term and acquisition loan facilities were 4.0% and 2.9% for the quarters ended March 31, 2011 and March 31, 2010, respectively.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.3 million to $0.3 million of expense for the quarter ended March 31, 2011 from $0.6 million of expense for the quarter ended March 31, 2010. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net for the quarter ended March 31, 2011 from the quarter ended March 31, 2010 was primarily due to slightly more favorable fluctuations in the exchange rates related to the United States dollar, Canadian dollar and British pound during the quarter ended March 31, 2011 than during the quarter ended March 31, 2010.

Provision for Income Taxes. The effective tax rate for the quarter ended March 31, 2011 was 20.6%, compared to 36.9% for the quarter ended March 31, 2010. The significant decrease in the effective tax rate was due to an income tax benefit of $1.6 million recorded during the quarter ended March 31, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This reversal is the result of the Company’s election to repatriate intercompany interest income back to the United States for tax purposes and a corresponding reduction of the withholding tax rate from 25% to 0% on the intercompany interest accrued but unpaid. After adjusting for the impact of the $1.6 million tax benefit, the effective tax rate for the quarter ended March 31,2011 is not significantly different from the rate for the quarter ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had $12.5 million in cash and $57.0 million in working capital compared with $9.5 million in cash and $46.9 million in working capital at December 31, 2010. The $3.0 million increase in cash resulted from $9.0 million in cash provided by operations, partially offset by the $1.3 million in principal repayments of long-term debt, $3.9 million in capital expenditures, and $1.1 million in net cash paid for acquisitions. The $10.1 million increase in working capital is primarily due to the combination of increases in cash, accounts receivable and inventories, as well as decreases in accounts payable and accrued expenses, partially offset by the increase in accrued interest.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $40.0 million of borrowing availability. The Revolver is available through September 30, 2013. We expect that cash generated from operating activities and availability under the $40.0 million Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2011 was $265.7 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the Amended and Restated Credit Agreement and the December 15, 2013 maturity of the 12% Senior Subordinated Notes (“Notes”). Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2011, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2011:

	Required			Actual
Maximum leverage ratio		5.00		2.93
Minimum interest coverage ratio		1.80		3.64
Maximum annual capital expenditures	not to exceed $	18.1 million	(1)	$3.9 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $3.1 million of allowed carry over from the fiscal year ended December 31, 2010.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on the availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. We may periodically explore alternatives to our current financing prior to the maturity of the Amended and Restated Credit Agreement and

Notes. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding Notes in open market purchases, privately negotiated transactions, through calling the Notes or otherwise. These repurchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our Notes may be material and may involve significant amounts of cash and/or financing availability.

Income taxes

Based on the changes noted in Note G “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that that our cash payments for income taxes will be significantly greater in 2011 than in 2010 and prior years.

Cash flows

Quarter ended March 31, 2011 compared to quarter ended March 31, 2010

Cash flows from operating activities. Net cash provided by operating activities was $9.0 million for the quarter ended March 31, 2011 as compared to $5.2 million for the quarter ended March 31, 2010. The primary reason for this increase is the quarter ended March 31, 2010 included a use of cash of $4.2 million for the purchase of an exclusive supply agreement.

Cash flows from investing activities. Net cash used for investing activities was $5.0 million for the quarter ended March 31, 2011 as compared to $3.8 million for the quarter ended March 31, 2010. The increase in cash used for investing activities is due to an increase in capital expenditures of $1.6 million, partially offset by a reduction of $0.5 million in net cash paid for acquisitions for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Cash flows from financing activities. Net cash used in financing activities was $1.3 million for the quarter ended March 31, 2011 as compared to cash used in financing activities of $2.7 million for the quarter ended March 31, 2010. The primary reason for this decrease is the Company’s decision not to make additional principal repayments on long-term obligations during the quarter ended March 31, 2011. The decision not to make additional principal repayments on long-term obligations was primarily the result of the cash requirements associated with the recent acquisitions in Dallas and Canada.

Contractual Obligations

At March 31, 2011, there were no material changes in our December 31, 2010 contractual obligations.

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

There have been no other material changes to our critical accounting policies since December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2011, there were no material changes in our December 31, 2010 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its U.S. and Canadian locations. This implementation is being performed in stages and will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate recent acquisitions into corporate processes. No potential internal control changes due to recent acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting.

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2010.

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

SGS INTERNATIONAL, INC.

Date: May 11, 2011	By:	/s/ Henry R. Baughman
Henry R. Baughman President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2011	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)