Form 10-Q
period 2011-06-30
SGS International, Inc.
filed 2011-08-15
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-133825

SGS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3939981
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

626 West Main Street, Suite 500 Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2011 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

NET SALES	$99,254	$94,201

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	59,779	53,526
Selling, general, and administrative expenses	16,093	13,752
Depreciation and amortization	6,045	5,837

INCOME FROM OPERATIONS	17,337	21,086

NON-OPERATING EXPENSES:

Interest expense, net	6,626	6,711
Other (income) expense, net	(67)	20

INCOME BEFORE INCOME TAXES	10,778	14,355

PROVISION FOR INCOME TAXES	2,764	5,713

NET INCOME	$8,014	$8,642

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

NET SALES	$190,893	$180,488

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	114,242	104,296
Selling, general, and administrative expenses	31,128	27,413
Depreciation and amortization	11,793	11,684

INCOME FROM OPERATIONS	33,730	37,095

NON-OPERATING EXPENSES:

Interest expense, net	13,204	13,389
Other expense, net	222	586

INCOME BEFORE INCOME TAXES	20,304	23,120

PROVISION FOR INCOME TAXES	4,731	8,947

NET INCOME	$15,573	$14,173

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,544	$9,513
Receivables from customers, less allowances of $2,123 and $1,563 at June 30, 2011 and December 31, 2010, respectively	79,138	65,153
Inventories	10,758	9,753
Income taxes receivable	2,332	—
Deferred income taxes	2,748	1,300
Prepaid expenses and other current assets	3,381	3,283

Total current assets	103,901	89,002

Properties, plants and equipment, net	45,602	44,195
Goodwill	192,374	185,067
Other intangible assets, net	169,724	159,578
Deferred financing costs, net	2,911	3,535
Other assets	2,272	1,842

TOTAL ASSETS	$516,784	$483,219

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$14,627	$16,519
Accrued expenses	22,755	19,341
Accrued income taxes	1,596	199
Accrued interest	884	884
Current portion of long-term obligations	13,142	5,139

Total current liabilities	53,004	42,082

Long-term obligations, net of current portion	259,361	261,413
Non-current liabilities	3,263	2,814
Deferred income taxes	39,474	34,858

Total liabilities	355,102	341,167

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	6,536	2,479
Retained earnings	48,146	32,573

Total stockholder’s equity	161,682	142,052

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$516,784	$483,219

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES	$14,242	$17,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(6,492)	(4,977)
Proceeds from sales of equipment	8	10
Business acquisitions, net of cash acquired	(17,402)	(1,659)

Net cash used in investing activities	(23,886)	(6,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	8,000	—
Payments on senior term loan and acquisition facility	(2,506)	(11,773)
Payments on other long-term debt	(64)	(343)

Net cash provided by (used in) financing activities	5,430	(12,116)

Effect of exchange rate changes on cash	245	(252)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,969)	(1,172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,513	10,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,544	$9,538

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$3,013	$3,180
Work-in-process	7,745	6,573

Total	$10,758	$9,753

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 will be effective for the Company on January 1, 2012 although early adoption is permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s results of operations or financial position.

B.	Acquisitions

During the six months ended June 30, 2011, the Company completed three acquisitions with an aggregate estimated purchase price of $21,857. On February 11, 2011, Southern Graphic Systems, Inc. acquired the assets of a digital print company in Dallas, Texas. On April 29, 2011, Southern Graphic Systems-Canada, Co. acquired the assets of a Canadian provider of packaging and retail graphics services. On June 20, 2011, Southern Graphic Systems, Inc. acquired the assets of a company in Tampa, Florida that provide the Company with expanded capabilities in the areas of metal decorating and image carriers for beverage can printing.

The aggregate purchase price for the acquisitions is estimated since a component of the purchase price for the Tampa acquisition is contingent upon profit measures not yet finalized. The aggregate purchase price may change significantly depending on the final determination of these profit measures. In addition, the payment of approximately $4,697 of the estimated aggregate purchase price has been deferred until subsequent periods. The deferred purchase price consists of $3,947 presented as accrued expenses and $750 presented as non-current liabilities in the accompanying condensed consolidated balance sheet.

The preliminary purchase price allocation for these acquisitions in aggregate is provided below. This allocation, particularly as it relates to amounts allocated to goodwill and customer relationships, may change significantly based on final purchase price adjustments and completion of valuation analyses.

Allocation of purchase price:
Current assets	$955
Properties, plants and equipment	1,860
Goodwill	5,100
Customer relationships	14,233
Liabilities assumed	(291)

Estimated aggregate acquisition price	$21,857

Results of operations of the acquisitions are included in the condensed consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming the acquisitions had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30, 2011	December 31, 2010

Goodwill, cost	$192,374	$185,067

Customer relationships, cost	$193,630	$177,616
Customer relationships, accumulated amortization	(46,574)	(41,654)

Other intangible assets, cost	30,997	31,008
Other intangible assets, accumulated amortization	(8,329)	(7,392)

Total	$169,724	$159,578

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2011 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2010	$185,067	$177,616	$31,008

Acquisitions	5,100	14,233	—

Changes due to foreign currency fluctuations	2,207	1,781	(11)

Balance at June 30, 2011	$192,374	$193,630	$30,997

Amortization of customer relationships and other intangible assets is estimated to be between $10,500 and $11,500 in total per year from 2011 through 2015.

Amortization of the payment for an exclusive supply agreement is recorded as a reduction in net sales. Such amortization is expected to be $833 annually, and amounted to $416 and $320 for the six months ended June 30, 2011 and June 30, 2010, respectively. Amortization of $208 was recorded in each of the quarters ended June 30, 2011 and June 30, 2010.

D.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Interest on senior term loan	$632	$701
Interest on borrowings on acquisition facility	299	284
Interest on senior subordinated notes	5,235	5,235
Interest on revolving loan facility	17	—
Amortization of deferred financing costs	312	434
Commitment fees on senior credit facility	98	53
Other	33	4

Total	$6,626	$6,711

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest on senior term loan	$1,257	$1,399
Interest on borrowings on acquisition facility	599	562
Interest on senior subordinated notes	10,470	10,470
Interest on revolving loan facility	17	—
Amortization of deferred financing costs	625	826
Commitment fees on senior credit facility	198	106
Other	38	26

Total	$13,204	$13,389

E.	Comprehensive Income

The following table sets forth comprehensive income for the quarters and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net income	$8,014	$8,642
Cumulative translation adjustments, net	476	(3,783)

Total	$8,490	$4,859

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income	$15,573	$14,173
Cumulative translation adjustments, net	4,057	(3,073)

Total	$19,630	$11,100

F.	Fair Value Measurements

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

The following table shows assets measured at fair value as of June 30, 2011 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at June 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets
Deferred compensation plan assets (a)	$1,797	$1,797

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $178,675 at June 30, 2011. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between June 1, 2011 and July 29, 2011.

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

The effective tax rate for the six months ended June 30, 2011 was 23.3% compared to 38.7% for the six months ended June 30, 2010. The significant decrease in the effective tax rate was primarily due to two items. First, an income tax benefit of approximately $1,600 was recorded during the six months ended June 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This is discussed in more detail below. Furthermore, an additional income tax benefit of approximately $1,200 was recorded during the six months ended June 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries

The effective tax rate for the quarter ended June 30, 2011 was 25.6% compared to 39.8% for the quarter ended June 30, 2010. The significant decrease in the effective tax rate was due to the previously discussed income tax benefit of approximately $1,200 primarily related to revised management estimates used in the calculation of deferred state tax liabilities.

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS filed an election to essentially repatriate $23,342 of intercompany interest back to the United States for tax purposes and reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company recorded income tax expense and a corresponding net deferred tax liability and associated withholding tax expenses totaling $1,594 on intercompany interest accrued but unpaid. Due to the rate change from the tax election, this tax expense was reversed in the first quarter of 2011 when the election the Company filed became effective.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of June 30, 2011, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $9,271. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

The relationships between the provision (benefit) for income taxes and the income before income taxes in the following condensed consolidating income statements for the three months ended and six months ended June 30, 2011 are impacted by transferring certain previously recognized income tax expense associated with certain intercompany interest income between entities. The previously recognized income tax expense associated with the intercompany interest earned by Project Dove Manitoba, L.P. was transferred 90% to SGS International, Inc. and 10% to Project Dove Holdco, Inc. based on the percentage ownership interest each partner has in Project Dove Manitoba, L.P. As this intercompany interest income is being repatriated from Project Dove Manitoba, L.P. to SGS International, Inc. and Project Dove Holdco, Inc., and based on our election to treat Project Dove Manitoba, L.P. as a flow through entity for tax purposes, the related income tax expense is then transferred to SGS International, Inc. and Project Dove Holdco, Inc.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$65	$2,191	$3,288	$—	$5,544
Receivables from customers, less allowances	—	48,383	30,755	—	79,138
Intercompany receivables	253,265	428	1,903	(255,596)	—
Inventories	—	7,219	3,539	—	10,758
Income taxes receivable	—	6,756	41	(4,465)	2,332
Deferred income taxes	—	2,630	118	—	2,748
Prepaid expenses and other current assets	70	1,867	1,444	—	3,381

Total current assets	253,400	69,474	41,088	(260,061)	103,901
Investment in subsidiaries	178,101	29,021	36,567	(243,689)	—
Properties, plants and equipment, net	—	36,113	9,489	—	45,602
Goodwill	—	125,037	67,337	—	192,374
Other intangible assets, net	—	124,198	45,526	—	169,724
Deferred financing costs, net	2,911	—	—	—	2,911
Other assets	—	1,932	340	—	2,272

Total assets	$434,412	$385,775	$200,347	$(503,750)	$516,784

Liabilities
Current liabilities
Accounts payable, trade	$642	$8,873	$5,112	$—	$14,627
Intercompany payables	—	225,289	30,307	(255,596)	—
Accrued expenses	—	17,376	5,379	—	22,755
Accrued income taxes	4,465	—	1,596	(4,465)	1,596
Accrued interest	6	877	1	—	884
Current portion of long-term obligations	12,551	50	541	—	13,142

Total current liabilities	17,664	252,465	42,936	(260,061)	53,004
Non-current liabilities
Long-term obligations, net of current portion	251,427	81	7,853	—	259,361
Non-current liabilities	—	3,263	—	—	3,263
Deferred income taxes	3,426	27,962	8,086	—	39,474

Total liabilities	272,517	283,771	58,875	(260,061)	355,102

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	161,895	102,004	141,472	(243,689)	161,682

Total stockholder’s equity	161,895	102,004	141,472	(243,689)	161,682

Total liabilities and stockholder’s equity	$434,412	$385,775	$200,347	$(503,750)	$516,784

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$68,935	$30,319	$—	$99,254
Intercompany sales	—	719	2,297	(3,016)	—

Total net sales	—	69,654	32,616	(3,016)	99,254

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	42,119	20,676	(3,016)	59,779
Selling, general and administrative expenses	555	10,109	5,429	—	16,093
Depreciation and amortization	—	4,468	1,577	—	6,045

Income (loss) from operations	(555)	12,958	4,934	—	17,337

Interest expense, net	337	5,712	577	—	6,626
Other expense (income), net	(21)	(128)	82	—	(67)

Income (loss) before equity in net income from subsidiaries	(871)	7,374	4,275	—	10,778

Equity in net income of subsidiaries	16,050	—	—	(16,050)	—

Income before income taxes	15,179	7,374	4,275	(16,050)	10,778
Provision (benefit) for income taxes	7,165	4,129	(8,530)	—	2,764

Net income	$8,014	$3,245	$12,805	$(16,050)	$8,014

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$65,907	$28,294	$—	$94,201
Intercompany sales	—	781	2,083	(2,864)	—

Total net sales	—	66,688	30,377	(2,864)	94,201

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	38,721	17,669	(2,864)	53,526
Selling, general and administrative expenses	359	8,886	4,507	—	13,752
Depreciation and amortization	—	4,314	1,523	—	5,837

Income (loss) from operations	(359)	14,767	6,678	—	21,086

Interest expense, net	305	5,733	673	—	6,711
Other (income) expense, net	(41)	13	48	—	20

Income (loss) before equity in net income from subsidiaries	(623)	9,021	5,957	—	14,355

Equity in net income of subsidiaries	9,392	—	—	(9,392)	—

Income before income taxes	8,769	9,021	5,957	(9,392)	14,355
Provision for income taxes	127	3,641	1,945	—	5,713

Net income	$8,642	$5,380	$4,012	$(9,392)	$8,642

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$133,069	$57,824	$—	$190,893
Intercompany sales	—	1,275	3,905	(5,180)	—

Total net sales	—	134,344	61,729	(5,180)	190,893

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	80,624	38,798	(5,180)	114,242
Selling, general and administrative expenses	882	19,891	10,355	—	31,128
Depreciation and amortization	—	8,703	3,090	—	11,793

Income (loss) from operations	(882)	25,126	9,486	—	33,730

Interest expense, net	538	11,416	1,250	—	13,204
Other expense (income), net	141	(145)	226	—	222

Income (loss) before equity in net income from subsidiaries	(1,561)	13,855	8,010	—	20,304

Equity in net income of subsidiaries	24,498	—	—	(24,498)	—

Income before income taxes	22,937	13,855	8,010	(24,498)	20,304
Provision (benefit) for income taxes	7,364	6,821	(9,454)	—	4,731

Net income	$15,573	$7,034	$17,464	$(24,498)	$15,573

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$127,087	$53,401	$—	$180,488
Intercompany sales	—	1,530	3,296	(4,826)	—

Total net sales	—	128,617	56,697	(4,826)	180,488

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	75,031	34,091	(4,826)	104,296
Selling, general and administrative expenses	901	17,459	9,053	—	27,413
Depreciation and amortization	—	8,592	3,092	—	11,684

Income (loss) from operations	(901)	27,535	10,461	—	37,095

Interest expense, net	510	11,474	1,405	—	13,389
Other (income) expense, net	(219)	118	687	—	586

Income (loss) before equity in net income from subsidiaries	(1,192)	15,943	8,369	—	23,120

Equity in net income of subsidiaries	14,788	—	—	(14,788)	—

Income before income taxes	13,596	15,943	8,369	(14,788)	23,120
Provision (benefit) for income taxes	(577)	6,426	3,098	—	8,947

Net income	$14,173	$9,517	$5,271	$(14,788)	$14,173

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$(5,773)	$18,053	$1,962	$—	$14,242

Investing activities:
Acquisition of properties, plants and equipment	—	(4,611)	(1,881)	—	(6,492)
Proceeds from sales of equipment	—	—	8	—	8
Business acquisitions, net of cash acquired	—	(15,384)	(2,018)	—	(17,402)

Net cash used in investing activities	—	(19,995)	(3,891)	—	(23,886)

Financing activities:
Borrowings on revolving credit facility	8,000	—	—	—	8,000
Payments on senior term loan and acquisition facility	(2,316)	—	(190)	—	(2,506)
Payments on other long-term debt	—	(27)	(37)	—	(64)

Net cash provided by (used in) financing activities	5,684	(27)	(227)	—	5,430

Effect of exchange rate changes on cash	—	—	245	—	245

Increase (decrease) in cash and cash equivalents	(89)	(1,969)	(1,911)	—	(3,969)

Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$65	$2,191	$3,288	$—	$5,544

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$9,415	$2,940	$5,467	$—	$17,822

Investing activities:
Acquisition of properties, plants and equipment	—	(3,695)	(1,282)	—	(4,977)
Proceeds from sales of equipment	—	9	1	—	10
Business acquisitions, net of cash acquired	—	—	(1,659)	—	(1,659)

Net cash used in investing activities	—	(3,686)	(2,940)	—	(6,626)

Financing activities:
Payments on senior term loan and acquisition facility	(9,614)	—	(2,159)	—	(11,773)
Payments on other long-term debt	—	(343)	—	—	(343)

Net cash used in financing activities	(9,614)	(343)	(2,159)	—	(12,116)

Effect of exchange rate changes on cash	—	—	(252)	—	(252)

Net change in cash and cash equivalents	(199)	(1,089)	116	—	(1,172)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$38	$1,916	$7,584	$—	$9,538

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales for the six months ended June 30, 2011 increased 5.8%, or $10.4 million, to $190.9 million from sales of 180.5 million for the six months ended June 30, 2010. This increase in sales was primarily driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs). This sales increase was due to our growth in the United States and Europe. In addition, foreign currency fluctuations, most notably the weakening of the United States dollar compared to the Canadian dollar and British pound, positively impacted sales by $3.1 million for the six months ended June 30, 2011. Furthermore, acquired business generated $1.3 million of incremental sales during the six months ended June 30, 2011.

In February 2011, we acquired the assets of a digital print company in Dallas, Texas that include label printers and other equipment associated with digital printing. This acquisition broadens our digital printing capabilities and service offerings. We now have a larger capacity to offer our customers short run reproduction services and sales samples or packaging mock-ups (product packaging samples that may or may not be filled with actual product). Since such services are generally requested more by our customers’ marketing departments than their procurement departments with whom we typically have the most contact, this expanded service offering allows us to develop additional relationships within our customers’ operations to better understand their needs and help deliver the most consistent and cost-effective solutions.

In April 2011, we acquired the assets of a Canadian provider of packaging and retail graphics services. This acquisition will enable us to obtain additional sales volumes and expand our customer base.

In June 2011, we expanded our service offerings in the area of metal decorating and image carriers for beverage can printing with the acquisition of the assets of a company based in Tampa, Florida. We believe our expanded capabilities will lead to additional opportunities with our existing customers and allow us to further expand our customer base. We will continue to pursue attractive acquisition opportunities in the future.

Income from operations decreased to $33.7 million, or 17.7% of sales, for the six months ended June 30, 2011 compared to $37.1 million, or 20.6% of sales, for the six months ended June 30, 2010. This reduction in income from operations is primarily due to the comparison against the first six months of 2010, which was an unusually profitable period. During the first six months of 2010, and particularly during the quarter ended June 30, 2010, we were operating at capacity and achieving profit margins that were not sustainable in the long-term. Accordingly, we made investments to increase our capacity, including an increase in headcount to support our higher sales volumes. In addition, we expanded our investment in selling and marketing activities to stimulate further organic sales growth. The chart below provides cost of goods sold (exclusive of depreciation), selling and marketing expenses, and general and administrative expenses, each expressed as a percentage of sales.

	Quarter Ended	Quarter Ended
	June 30, 2011	June 30, 2010
Net sales	$99,254	$94,201

Cost of goods sold (exclusive of depreciation)	59,779	53,526

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	60.2%	56.8%

Selling and marketing expenses	11,035	9,203
General and administrative expenses	5,058	4,549

Total selling, general, and administrative expenses	16,093	13,752

Selling and marketing expenses, as a percentage of net sales	11.1%	9.8%

General and administrative expenses, as a percentage of net sales	5.1%	4.8%

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Net sales	$190,893	$180,488

Cost of goods sold (exclusive of depreciation)	114,242	104,296

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	59.8%	57.8%

Selling and marketing expenses	21,655	18,213
General and administrative expenses	9,473	9,200

Total selling, general, and administrative expenses	31,128	27,413

Selling and marketing expenses, as a percentage of net sales	11.3%	10.1%

General and administrative expenses, as a percentage of net sales	5.0%	5.1%

The increased sales level during the first six months of 2011 demonstrates that the benefits of these investments to increase capacity and to stimulate additional organic sales growth are now being realized. We believe the profit margins realized during the first six months of 2011 are a more realistic measure of sustainable profitability. In the future, we will strive to continue to increase sales and income from operations, while maintaining profit margins similar to those achieved in the first six months of 2011.

During the six months ended June 30, 2011, our operations generated cash flows of $14.2 million compared to cash generated from operations of $17.8 million for the six months ended June 30, 2010. The cash generated from operations for the six months ended June 30, 2010 included a use of cash of $4.2 million for the purchase of an exclusive supply agreement. We plan to use the cash generated from our operations to either fund future acquisitions or to strengthen our balance sheet through principal repayments on our outstanding long-term debt obligations. Consistent with our strategy, we used $17.4 million of cash for acquisitions and also made principal repayments of $2.5 million on our senior credit facility during the six months ended June 30, 2011. In connection with the Tampa acquisition, we borrowed $8.0 million on our revolving credit facility during June 2011. In July 2011, we made $3.0 million in principal repayments on the revolving credit facility.

RESULTS OF OPERATIONS

The information presented below for the quarters and six months ended June 30, 2011 and June 30, 2010 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended June 30, 2011 compared to quarter ended June 30, 2010

	Quarter Ended	Quarter Ended	$	Percentage
	June 30, 2011	June 30, 2010	Change	Change
	(unaudited)	(unaudited)
Net sales	$99,254	$94,201	$5,053	5.4%

Cost of goods sold (exclusive of depreciation)	59,779	53,526	6,253	11.7%
Selling, general, and administrative expenses	16,093	13,752	2,341	17.0%
Depreciation and amortization	6,045	5,837	208	3.6%

Income from operations	17,337	21,086	(3,749)	(17.8%)

Interest expense	6,626	6,711	(85)	(1.3%)
Other expense (income), net	(67)	20	(87)	(435.0%)

Income before income taxes	10,778	14,355	(3,577)	(24.9%)
Provision for income taxes	2,764	5,713	(2,949)	(51.6%)

Net income	$8,014	$8,642	$(628)	(7.3%)

Net Sales. Sales for the quarter ended June 30, 2011 increased 5.4%, or $5.1 million, to $99.3 million from $94.2 million for the quarter ended June 30, 2010. This increase in sales was driven largely by volume growth across our customer base, most notably with large CPGs. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates and acquisitions. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $1.1 million and $0.8 million, respectively. Acquisitions contributed $1.1 million in incremental sales for the quarter.

Sales in the United States increased by $3.0 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 and included incremental sales of $0.4 million and $0.3 million associated with the acquisitions in Dallas and Tampa, respectively. After excluding the impact of foreign currency fluctuations, sales in Europe for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 increased approximately $0.5 million. The impact of these sales increases were offset by a reduction in sales in Canada. Excluding the impact of $0.4 million in incremental sales from the acquisition in Canada and foreign currency fluctuations of $1.1 million, sales in Canada decreased $0.6 million. This decrease was primarily due to the timing of orders in Canada which resulted in particularly strong sales in the quarter ended June 30, 2010. The small residual sales decrease was due to our operations in Mexico and Asia.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2011 increased 11.7%, or $6.3 million, to $59.8 million from $53.5 million for the quarter ended June 30, 2010. The increase in cost of goods sold was due to a combination of the increase in sales, incremental costs of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. In addition, the weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in increases in cost of goods sold of $0.6 million and $0.5 million, respectively.

Cost of goods sold expressed as a percentage of sales increased to 60.2% for the quarter ended June 30, 2011 compared to 56.8% for the quarter ended June 30, 2010. As previously discussed, the high profit margins for the quarter ended June 30, 2010 were not sustainable and the profit margins realized during the quarter ended June 30, 2011 are more indicative of sustainable profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2011 increased 17.0%, or $2.3 million, to $16.1 million from $13.8 million for the quarter ended June 30, 2010. This increase was due to investments in selling and marketing expenses in order to stimulate future organic sales growth. In addition, the weakening of the United States dollar as compared to the British pound and Canadian dollar resulted in a combined increase of selling, general and administrative expenses of $0.3 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2011 increased 3.6%, or $0.2 million, to $6.0 million from $5.8 million for the quarter ended June 30, 2010.

Interest Expense. Interest expense for the quarter ended June 30, 2011 decreased 1.3%, or $0.1 million, to $6.6 million from $6.7 million for the quarter ended June 30, 2010. This minor decrease resulted from the interest savings associated with the Company’s debt reduction efforts essentially being offset by an increase in interest rates. The significant principal repayments on the senior term loan and acquisition facilities during fiscal 2010 and the first half of 2011 resulted in a combined reduction in interest expense of $0.3 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. These interest expense savings were partially offset by a $0.2 million increase in interest expense stemming from an increase in interest rates on the senior term loan and acquisition facilities due to the refinancing of our senior credit facility in the fourth quarter of 2010. The weighted average interest rates on the senior term and acquisition loan facilities were 3.9% and 2.9% for the quarters ended June 30, 2011 and June 30, 2010, respectively.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.1 million to $0.1 million of income for the quarter ended June 30, 2011 as compared to less than $0.1 million of expense for the quarter ended June 30, 2010. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange.

Provision for Income Taxes. The effective tax rate for the quarter ended June 30, 2011 was 25.6%, compared to 39.8% for the quarter ended June 30, 2010. The significant decrease in the effective tax rate was due to an income tax benefit of $1.2 million recorded during the quarter ended June 30, 2011 associated with a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

	Six Months Ended	Six Months Ended	$	Percentage
	June 30, 2011	June 30, 2010	Change	Change
	(unaudited)	(unaudited)
Net sales	$190,893	$180,488	$10,405	5.8%

Cost of goods sold (exclusive of depreciation)	114,242	104,296	9,946	9.5%
Selling, general, and administrative expenses	31,128	27,413	3,715	13.6%
Depreciation and amortization	11,793	11,684	109	0.9%

Income from operations	33,730	37,095	(3,365)	(9.1%)

Interest expense	13,204	13,389	(185)	(1.4%)
Other expense (income), net	222	586	(364)	(62.1%)

Income before income taxes	20,304	23,120	(2,816)	(12.2%)
Provision for income taxes	4,731	8,947	(4,216)	(47.1%)

Net income	$15,573	$14,173	$1,400	9.9%

Net Sales. Sales for the six months ended June 30, 2011 increased 5.8%, or $10.4 million, to $190.9 million from $180.5 million for the six months ended June 30, 2010. This increase in sales was driven primarily by volume growth across our customer base, most notably with large CPGs. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates and acquisitions. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $1.9 million and $1.0 million, respectively. Acquisitions contributed $1.3 million in incremental sales for the period.

Sales in the United States increased by $6.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and included incremental sales of $0.7 million and $0.3 million associated with the acquisitions in Dallas and Tampa, respectively. After excluding the impact of foreign currency fluctuations, sales in Europe for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 increased approximately $1.5 million. Excluding the impact of $0.4 million in incremental sales from the acquisition in Canada and foreign currency fluctuations of $1.9 million, sales in Canada decreased $0.5 million. This decrease was primarily due to the timing of orders in Canada which resulted in particularly strong sales during the first half of 2010 when compared to the same period of 2011. The small residual sales increase was due to our operations in Asia.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2011 increased 9.5%, or $9.9 million, to $114.2 million from $104.3 million for the six months ended June 30, 2010. The increase in cost of goods sold was due to a combination of the increase in sales, incremental costs of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. In addition, the weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in an increase in cost of goods sold of $1.1 million and $0.6 million, respectively.

Cost of goods sold expressed as a percentage of sales increased to 59.8% for the six months ended June 30, 2011 compared to 57.8% for the six months ended June 30, 2010. As previously discussed, the high profit margins for the six months ended June 30, 2010 were not sustainable and the profit margins realized during the six months ended June 30, 2011 are more indicative of sustainable profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2011 increased 13.6%, or $3.7 million, to $31.1 million from $27.4 million for the six months ended June 30, 2010. This increase was due to investments in selling and marketing expenses in order to stimulate future organic sales growth. In addition, the weakening of the United States dollar as compared to the British pound and Canadian dollar resulted in a combined increase of selling, general and administrative expenses of $0.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2011 increased 0.9%, or $0.1 million, to $11.8 million from $11.7 million for the six months ended June 30, 2010.

Interest Expense. Interest expense for the six months ended June 30, 2011 decreased 1.4%, or $0.2 million, to $13.2 million from $13.4 million for the six months ended June 30, 2010. This minor decrease resulted from the interest savings associated with the Company’s debt reduction efforts during fiscal 2010 essentially being offset by an increase in interest rates. The significant principal repayments on the senior term loan and acquisition facilities during fiscal 2010 and the first half of 2011 resulted in a combined reduction in interest expense of $0.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. These interest expense savings were partially offset by a $0.5 million increase in interest expense stemming from an increase in interest rates on the senior term loan and acquisition facilities due to the refinancing of our senior credit facility in the fourth quarter of 2010. The weighted average interest rates on the senior term and acquisition loan facilities were 3.9% and 2.9% for the six months ended June 30, 2011 and June 30, 2010, respectively.

Other Expense (Income), net. Other expense (income), net decreased by $0.4 million to $0.2 million of expense for the six months ended June 30, 2011 from $0.6 million of expense for the six months ended June 30, 2010. Other expense (income), net, primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net for the six months ended June 30, 2011 from the six months ended June 30, 2010 was due to the combined impact of a gain of $0.2 million on the exchange of an investment for fixed assets and slightly more favorable fluctuations in foreign currency exchange rates for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Provision for Income Taxes. The effective tax rate for the six months ended June 30, 2011 was 23.3%, compared to 38.7% for the six months ended June 30, 2010. The significant decrease in the effective tax rate was primarily due to two items. First, an income tax benefit of $1.6 million was recorded during the six months ended June 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This reversal is the result of the Company’s election to repatriate intercompany interest back to the United States for tax purposes and a corresponding reduction of the withholding rate from 25% to 0% on the intercompany interest accrued but unpaid. Furthermore, an additional income tax benefit of $1.2 million was recorded during the six months ended June 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries.

Liquidity and Capital Resources

At June 30, 2011, we had $5.5 million in cash and $50.9 million in working capital compared with $9.5 million in cash and $46.9 million in working capital at December 31, 2010. The $4.0 million decrease in cash resulted from $17.4 million in net cash paid for acquisitions, $6.5 million in capital expenditures, and $2.6 million in principal repayments of long-term debt, partially offset by $14.2 million in cash provided by operations and $8.0 million in cash borrowed on the revolving credit facility. The $4.0 million increase in working capital is primarily due to the combination of increases in accounts receivable, inventories, income taxes receivable, and deferred income taxes, as well as a decrease in accounts payable, partially offset by increases in the current portion of long-term debt, accrued expenses, and accrued income taxes, as well as a decrease in cash.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $40.0 million of borrowing availability. We borrowed $8.0 million on the Revolver in June 2011 in connection with the Tampa acquisition and had $32.0 million of additional borrowing availability on the Revolver at June 30, 2011. We subsequently made principal repayments of $3.0 million on the Revolver in July 2011. The Revolver is available through September 30, 2013. We expect that cash generated from operating activities and availability under the Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2011 was $272.5 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the Amended and Restated Credit Agreement and the December 15, 2013 maturity of the 12% Senior Subordinated Notes (“Notes”). Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2011, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2011:

	Required			Actual
Maximum leverage ratio		5.00		2.97
Minimum interest coverage ratio		1.80		3.68
Maximum capital expenditures for fiscal 2011	not to exceed $	18.1 million	(1)	$6.5 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $3.1 million of allowed carry over from the fiscal year ended December 31, 2010.

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

Income taxes

Based on the changes noted in Note H “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that our cash payments for income taxes will be significantly greater in 2011 than in 2010 and prior years.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Cash flows from operating activities. Net cash provided by operating activities was $14.2 million for the six months ended June 30, 2011 as compared to $17.8 million for the six months ended June 30, 2010. The primary reasons for this decrease are a $3.4 million decrease in income from operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and more significant increases in the accounts receivable, prepaid expenses and other current assets during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Partially offsetting these items are a use of cash in the six months ended June 30, 2010 of $4.2 million for the purchase of an exclusive supply agreement.

Cash flows from investing activities. Net cash used for investing activities was $23.9 million for the six months ended June 30, 2011 as compared to $6.6 million for the six months ended June 30, 2010. The increase in cash used for investing activities is due to an increase in net cash paid for acquisitions of $15.7 million and capital expenditures of $1.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Cash flows from financing activities. Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2011 as compared to cash used in financing activities of $12.1 million for the six months ended June 30, 2010. This fluctuation is the result of utilizing available cash for acquisitions during the six months ended June 30, 2011 as opposed to utilizing available cash to make additional principal repayments on long-term obligations during the six months ended June 30, 2010. In addition, borrowings of $8.0 million were made on the Revolver during the six months ended June 30, 2011 in connection with funding acquisitions.

Contractual Obligations

At June 30, 2011, there were no material changes in our December 31, 2010 contractual obligations, other than the previously discussed $8.0 borrowing on the Revolver in June 2011. As previously discussed, $3.0 million of principal repayments on the Revolver were made in July 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 will be effective for the Company on January 1, 2012 although early adoption is permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s results of operations or financial position.

There have been no recently issued accounting standards expected to have a material impact on our condensed consolidated financial statements.

There have been no other material changes to our critical accounting policies since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2011, there were no material changes in our December 31, 2010 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, which excluded an assessment of internal control of the operations acquired in Tampa, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

The Company completed the Tampa acquisition effective June 20, 2011. As permitted by the SEC, management’s assessment as of June 30, 2011 did not include the internal controls of the Tampa acquisition, which is included in the Company’s consolidated financial statements as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its U.S. and Canadian locations. This implementation is being performed in stages and will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate recent acquisitions into corporate processes. No potential internal control changes due to recent acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Tampa acquisition is expected to be fully integrated into corporate processes by the end of the second quarter of 2012.

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SGS INTERNATIONAL, INC.

Date: August 15, 2011	By:	/s/ Henry R. Baughman
Henry R. Baughman President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)