Form 10-Q
period 2011-09-30
SGS International, Inc.
filed 2011-11-09
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

NET SALES	$93,314	$87,282

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	57,873	53,400
Selling, general, and administrative expenses	19,393	12,865
Depreciation and amortization	6,175	5,961

INCOME FROM OPERATIONS	9,873	15,056

NON-OPERATING EXPENSES:

Interest expense, net	6,592	6,569
Other income, net	(387)	(294)

INCOME BEFORE INCOME TAXES	3,668	8,781

PROVISION FOR INCOME TAXES	1,087	3,443

NET INCOME	$2,581	$5,338

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

NET SALES	$284,207	$267,770

COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	172,115	157,696
Selling, general, and administrative expenses	50,521	40,278
Depreciation and amortization	17,968	17,645

INCOME FROM OPERATIONS	43,603	52,151

NON-OPERATING EXPENSES:

Interest expense, net	19,796	19,958
Other (income) expense, net	(165)	292

INCOME BEFORE INCOME TAXES	23,972	31,901

PROVISION FOR INCOME TAXES	5,818	12,390

NET INCOME	$18,154	$19,511

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,715	$9,513
Receivables from customers, less allowances of $1,850 and $1,563 at September 30, 2011 and December 31, 2010, respectively	75,031	65,153
Inventories	11,468	9,753
Income taxes receivable	2,222	—
Deferred income taxes	4,303	1,300
Prepaid expenses and other current assets	3,866	3,283

Total current assets	103,605	89,002

Properties, plants and equipment, net	47,104	44,195
Goodwill	189,938	185,067
Other intangible assets, net	164,096	159,578
Deferred financing costs, net	2,600	3,535
Other assets	2,272	1,842

TOTAL ASSETS	$509,615	$483,219

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$13,127	$16,519
Accrued expenses	20,995	19,341
Accrued income taxes	1,266	199
Accrued interest	6,118	884
Current portion of long-term obligations	10,139	5,139

Total current liabilities	51,645	42,082

Long-term obligations, net of current portion	257,326	261,413
Non-current liabilities	3,391	2,814
Deferred income taxes	41,262	34,858

Total liabilities	353,624	341,167

Commitments and contingencies

Stockholder’s equity:

Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income (loss) - unrealized translation adjustments, net of tax	(1,736)	2,479
Retained earnings	50,727	32,573

Total stockholder’s equity	155,991	142,052

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$509,615	$483,219

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, are an integral part of the financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES	$28,376	$38,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(10,566)	(7,043)
Proceeds from sales of equipment	9	10
Business acquisitions, net of cash acquired	(21,779)	(2,047)

Net cash used in investing activities	(32,336)	(9,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	8,000	—
Payments on revolving credit facility	(3,000)	—
Payments on senior term loan and acquisition facility	(3,758)	(11,870)
Payments on other long-term debt	(95)	(480)

Net cash provided by (used in) financing activities	1,147	(12,350)

Effect of exchange rate changes on cash	15	47

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,798)	16,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,513	10,710

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,715	$27,537

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, SGS Packaging Netherlands B.V., McGurk Studios Limited, Thames McGurk Limited, and SGS Asia Pacific Limited. These subsidiaries also include SGS Argentina S.R.L. since July 2011.

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out (“FIFO”) method. Work-in-process inventory is valued at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$3,065	$3,180
Work-in-process	8,403	6,573

Total	$11,468	$9,753

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other.” ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-08 effective October 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial position.

B.	Acquisitions

During the nine months ended September 30, 2011, the Company completed four acquisitions with an aggregate estimated purchase price of $24,107. On February 11, 2011, Southern Graphic Systems, Inc. acquired the assets of a digital print company in Dallas, Texas. On April 29, 2011, Southern Graphic Systems-Canada, Co. acquired the assets of a Canadian provider of packaging and retail graphics services. On June 20, 2011, Southern Graphic Systems, Inc. acquired the assets of a company in Tampa, Florida that provide the Company with expanded capabilities in the areas of metal decorating and image carriers for beverage can printing. On September 16, 2011, Southern Graphic Systems, Inc. acquired the assets of an Ohio-based gravure engraving/imaging business.

The aggregate purchase price for the acquisitions is estimated since a component of the purchase price for the Tampa acquisition is contingent upon profit measures not yet finalized. The aggregate purchase price may change significantly depending on the final determination of these profit measures. In addition, the payment of approximately $2,569 of the estimated aggregate purchase price has been deferred until subsequent periods. The deferred purchase price consists of $1,819 presented as accrued expenses and $750 presented as non-current liabilities in the accompanying condensed consolidated balance sheet.

The preliminary purchase price allocation for these acquisitions in aggregate is provided below. This allocation, particularly as it relates to amounts allocated to goodwill and customer relationships, may change significantly based on final purchase price adjustments and completion of valuation analyses.

Allocation of purchase price:
Current assets	$988
Properties, plants and equipment	2,230
Goodwill	7,064
Customer relationships	14,233
Liabilities assumed	(408)

Estimated aggregate acquisition price	$24,107

Results of operations of the acquisitions are included in the condensed consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming the acquisitions had been made at the beginning of each period presented, would not have been materially different from the results reported.

C.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30, 2011	December 31, 2010

Goodwill, cost	$189,938	$185,067

Customer relationships, cost	$190,465	$177,616
Customer relationships, accumulated amortization	(48,226)	(41,654)

Other intangible assets, cost	30,630	31,008
Other intangible assets, accumulated amortization	(8,773)	(7,392)

Total	$164,096	$159,578

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the nine months ended September 30, 2011 is due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

Balance at December 31, 2010	$185,067	$177,616	$31,008

Acquisitions	7,064	14,233	—

Changes due to foreign currency fluctuations	(2,193)	(1,384)	(378)

Balance at September 30, 2011	$189,938	$190,465	$30,630

Amortization of customer relationships and other intangible assets is estimated to be between $10,500 and $11,500 in total per year from 2011 through 2015.

Amortization of the payment for an exclusive supply agreement is recorded as a reduction in net sales. Such amortization is expected to be $833 annually, and amounted to $624 and $528 for the nine months ended September 30, 2011 and September 30, 2010, respectively. Amortization of $208 was recorded in each of the quarters ended September 30, 2011 and September 30, 2010.

D.	Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Interest on senior term loan	$603	$627
Interest on borrowings on acquisition facility	285	286
Interest on senior subordinated notes	5,235	5,235
Interest on revolving loan facility	55	—
Amortization of deferred financing costs	310	355
Commitment fees on senior credit facility	91	53
Other	13	13

Total	$6,592	$6,569

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest on senior term loan	$1,860	$2,026
Interest on borrowings on acquisition facility	884	848
Interest on senior subordinated notes	15,705	15,705
Interest on revolving loan facility	72	—
Amortization of deferred financing costs	935	1,181
Commitment fees on senior credit facility	289	159
Other	51	39

Total	$19,796	$19,958

E.	Comprehensive Income (Loss)

The following table sets forth comprehensive income for the quarters and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net income	$2,581	$5,338
Cumulative translation adjustments, net	(8,272)	3,559

Total	$(5,691)	$8,897

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income	$18,154	$19,511
Cumulative translation adjustments, net	(4,215)	486

Total	$13,939	$19,997

F.	Fair Value Measurements

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

The following table shows assets measured at fair value as of September 30, 2011 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at September 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,778	$1,778

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Notes have a carrying value of $174,500 and an estimated fair value of $175,608 at September 30, 2011. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between September 1, 2011 and October 31, 2011.

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

G.	Commitments and Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, and liquidity. As discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a confidential settlement of a legal proceeding in the third quarter of 2011.

H.	Income Taxes

The effective tax rate for the nine months ended September 30, 2011 was 24.3% compared to 38.8% for the nine months ended September 30, 2010. The significant decrease in the effective tax rate was primarily due to two items. First, an income tax benefit of approximately $1,600 was recorded during the nine months ended September 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This is discussed in more detail below. Furthermore, an additional income tax benefit of approximately $1,200 was recorded during the nine months ended September 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries. As a result of these items, we currently expect our effective tax rate for the year ended December 31, 2011 to be approximately 27%.

The effective tax rate for the quarter ended September 30, 2011 was 29.6% compared to 39.2% for the quarter ended September 30, 2010. This decrease in the effective tax rate was due to revised management estimates based on differences between amounts recorded in our financial statement compared to our final 2010 tax return, combined with an overall lower blended state and federal tax rate in the United States.

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

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of September 30, 2011, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $10,577. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

The relationships between the provision (benefit) for income taxes and the income before income taxes in the following condensed consolidating income statements for the three months ended and nine months ended September 30, 2011 are impacted by transferring certain previously recognized income tax expense associated with certain intercompany interest income between entities. The previously recognized income tax expense associated with the intercompany interest earned by Project Dove Manitoba, L.P. was transferred 90% to SGS International, Inc. and 10% to Project Dove Holdco, Inc. based on the percentage ownership interest each partner has in Project Dove Manitoba, L.P. As this intercompany interest income is being repatriated from Project Dove Manitoba, L.P. to SGS International, Inc. and Project Dove Holdco, Inc., and based on our election to treat Project Dove Manitoba, L.P. as a flow through entity for tax purposes, the related income tax expense is then transferred to SGS International, Inc. and Project Dove Holdco, Inc.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

September 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$86	$1,560	$5,069	$—	$6,715
Receivables from customers, less allowances	—	46,643	28,388	—	75,031
Intercompany receivables	249,356	630	4,305	(254,291)	—
Inventories	—	8,042	3,426	—	11,468
Income taxes receivable	—	4,777	43	(2,598)	2,222
Deferred income taxes	319	3,920	64	—	4,303
Prepaid expenses and other current assets	47	2,307	1,512	—	3,866

Total current assets	249,808	67,879	42,807	(256,889)	103,605
Investment in subsidiaries	170,064	29,021	36,567	(235,652)	—
Properties, plants and equipment, net	—	37,904	9,200	—	47,104
Goodwill	—	127,001	62,937	—	189,938
Other intangible assets, net	—	121,965	42,131	—	164,096
Deferred financing costs, net	2,600	—	—	—	2,600
Other assets	—	1,927	345	—	2,272

Total assets	$422,472	$385,697	$193,987	$(492,541)	$509,615

Liabilities
Current liabilities
Accounts payable, trade	$443	$7,980	$4,704	$—	$13,127
Intercompany payables	—	223,802	30,489	(254,291)	—
Accrued expenses	—	14,848	6,147	—	20,995
Accrued income taxes	2,598	—	1,266	(2,598)	1,266
Accrued interest	5	6,112	1	—	6,118
Current portion of long-term obligations	9,579	49	511	—	10,139

Total current liabilities	12,625	252,791	43,118	(256,889)	51,645
Non-current liabilities
Long-term obligations, net of current portion	250,068	71	7,187	—	257,326
Non-current liabilities	—	3,391	—	—	3,391
Deferred income taxes	3,575	29,267	8,420	—	41,262

Total liabilities	266,268	285,520	58,725	(256,889)	353,624

Contingencies and commitments

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	156,204	100,177	135,262	(235,652)	155,991

Total stockholder’s equity	156,204	100,177	135,262	(235,652)	155,991

Total liabilities and stockholder’s equity	$422,472	$385,697	$193,987	$(492,541)	$509,615

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales:
Sales	$—	$65,972	$27,342	$—	$93,314
Intercompany sales	—	821	2,106	(2,927)	—

Total net sales	—	66,793	29,448	(2,927)	93,314

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	41,224	19,576	(2,927)	57,873
Selling, general and administrative expenses	(704)	15,008	5,089	—	19,393
Depreciation and amortization	—	4,620	1,555	—	6,175

Income from operations	704	5,941	3,228	—	9,873

Interest expense, net	455	5,685	452	—	6,592
Other expense (income), net	(61)	1	(327)	—	(387)

Income before equity in net income from subsidiaries	310	255	3,103	—	3,668

Equity in net income of subsidiaries	235	—	—	(235)	—

Income before income taxes	545	255	3,103	(235)	3,668
Provision (benefit) for income taxes	(2,036)	2,138	985	—	1,087

Net income (loss)	$2,581	$(1,883)	$2,118	$(235)	$2,581

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales:
Sales	$—	$62,218	$25,064	$—	$87,282
Intercompany sales	—	710	1,530	(2,240)	—

Total net sales	—	62,928	26,594	(2,240)	87,282

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	37,880	17,760	(2,240)	53,400
Selling, general and administrative expenses	453	7,838	4,574	—	12,865
Depreciation and amortization	—	4,292	1,669	—	5,961

Income (loss) from operations	(453)	12,918	2,591	—	15,056

Interest expense, net	147	5,693	729	—	6,569
Other (income) expense, net	145	(558)	119	—	(294)

Income (loss) before equity in net income from subsidiaries	(745)	7,783	1,743	—	8,781

Equity in net income of subsidiaries	6,145	—	—	(6,145)	—

Income before income taxes	5,400	7,783	1,743	(6,145)	8,781
Provision for income taxes	62	2,635	746	—	3,443

Net income	$5,338	$5,148	$997	$(6,145)	$5,338

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales:
Sales	$—	$199,041	$85,166	$—	$284,207
Intercompany sales	—	2,096	6,011	(8,107)	—

Total net sales	—	201,137	91,177	(8,107)	284,207

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	121,848	58,374	(8,107)	172,115
Selling, general and administrative expenses	178	34,899	15,444	—	50,521
Depreciation and amortization	—	13,323	4,645	—	17,968

Income (loss) from operations	(178)	31,067	12,714	—	43,603

Interest expense, net	993	17,101	1,702	—	19,796
Other expense (income), net	80	(144)	(101)	—	(165)

Income (loss) before equity in net income from subsidiaries	(1,251)	14,110	11,113	—	23,972

Equity in net income of subsidiaries	24,733	—	—	(24,733)	—

Income before income taxes	23,482	14,110	11,113	(24,733)	23,972
Provision (benefit) for income taxes	5,328	8,959	(8,469)	—	5,818

Net income	$18,154	$5,151	$19,582	$(24,733)	$18,154

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$189,305	$78,465	$—	$267,770
Intercompany sales	—	2,240	4,826	(7,066)	—

Total net sales	—	191,545	83,291	(7,066)	267,770

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	112,911	51,851	(7,066)	157,696
Selling, general and administrative expenses	1,354	25,297	13,627	—	40,278
Depreciation and amortization	—	12,884	4,761	—	17,645

Income (loss) from operations	(1,354)	40,453	13,052	—	52,151

Interest expense, net	657	17,167	2,134	—	19,958
Other (income) expense, net	(74)	(440)	806	—	292

Income (loss) before equity in net income from subsidiaries	(1,937)	23,726	10,112	—	31,901

Equity in net income of subsidiaries	20,933	—	—	(20,933)	—

Income before income taxes	18,996	23,726	10,112	(20,933)	31,901
Provision (benefit) for income taxes	(515)	9,061	3,844	—	12,390

Net income	$19,511	$14,665	$6,268	$(20,933)	$19,511

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$(1,592)	$24,998	$4,970	$—	$28,376

Investing activities:
Acquisition of properties, plants and equipment	—	(7,799)	(2,767)	—	(10,566)
Proceeds from sales of equipment	—	1	8	—	9
Business acquisitions, net of cash acquired	—	(19,761)	(2,018)	—	(21,779)

Net cash used in investing activities	—	(27,559)	(4,777)	—	(32,336)

Financing activities:
Borrowings on revolving credit facility	8,000	—	—	—	8,000
Payments on revolving credit facility	(3,000)	—	—	—	(3,000)
Payments on senior term loan and acquisition facility	(3,476)	—	(282)	—	(3,758)
Payments on other long-term debt	—	(39)	(56)	—	(95)

Net cash provided by (used in) financing activities	1,524	(39)	(338)	—	1,147

Effect of exchange rate changes on cash	—	—	15	—	15

Decrease in cash and cash equivalents	(68)	(2,600)	(130)	—	(2,798)

Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$86	$1,560	$5,069	$—	$6,715

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$20,611	$8,856	$8,743	$—	$38,210

Investing activities:
Acquisition of properties, plants and equipment	—	(5,303)	(1,740)	—	(7,043)
Proceeds from sales of equipment	—	9	1	—	10
Business acquisitions, net of cash acquired	—	(337)	(1,710)	—	(2,047)

Net cash used in investing activities	—	(5,631)	(3,449)	—	(9,080)

Financing activities:
Payments on senior term loan and acquisition facility	(9,711)	—	(2,159)	—	(11,870)
Payments on other long-term debt	—	(480)	—	—	(480)

Net cash used in financing activities	(9,711)	(480)	(2,159)	—	(12,350)

Effect of exchange rate changes on cash	—	—	47	—	47

Net change in cash and cash equivalents	10,900	2,745	3,182	—	16,827

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$11,137	$5,750	$10,650	$—	$27,537

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

Net sales for the nine months ended September 30, 2011 increased 6.1%, or $16.4 million, to $284.2 million from sales of $267.8 million for the nine months ended September 30, 2010. This increase in sales was primarily driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs) in the United States and Europe. In addition, foreign currency fluctuations, most notably the weakening of the United States dollar compared to the Canadian dollar and British pound, positively impacted sales by $4.5 million for the nine months ended September 30, 2011. Furthermore, acquired business generated $4.5 million of incremental sales during the nine months ended September 30, 2011.

In February 2011, we acquired the assets of a digital print company in Dallas, Texas that include label printers and other equipment associated with digital printing. This acquisition broadens our digital printing capabilities and increases our capacity to offer our customers short run reproduction services and sales samples or packaging mock-ups.

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

In September 2011, we acquired the assets of an Ohio-based gravure engraving/imaging business. This acquisition further strengthens our position as the leading engraver of gravure cylinders in North America.

In October 2011, we acquired a photo studio in Chicago, Illinois, which expands our capabilities within this market. We will continue to pursue attractive acquisition opportunities in the future.

Income from operations decreased to $43.6 million, or 15.3% of sales, for the nine months ended September 30, 2011 compared to $52.2 million, or 19.5% of sales, for the nine months ended September 30, 2010. This reduction in income from operations is due to a combination of factors, including a one-time final confidential settlement of a legal proceeding for an amount under $5.0 million recorded during the nine months ended September 30, 2011. In addition, the first nine months of 2010 was an unusually profitable period as we were operating above capacity and achieving profit margins that were not sustainable in the long-term. As a result, cost of goods sold expressed as a percentage of sales was 58.9% for the nine months ended September 30, 2010, compared to 62.7% for fiscal year 2009 and 65.6% for fiscal 2008. We made investments to increase our capacity, including an increase in headcount to support our higher sales volumes causing our margin to decline from the levels achieved in 2010 to a more sustainable level in 2011. In addition, we expanded our investment in selling and marketing activities to stimulate further organic sales growth. The chart below provides cost of goods sold (exclusive of depreciation), selling and marketing expenses, and general and administrative expenses, each expressed as a percentage of sales.

	Quarter Ended	Quarter Ended
	September 30, 2011	September 30, 2010
Net sales	$93,314	$87,282

Cost of goods sold (exclusive of depreciation)	57,873	53,400

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	62.0%	61.2%

Selling and marketing expenses	10,201	9,196
General and administrative expenses, including litigation settlement expense	9,192	3,669

Total selling, general, and administrative expenses	19,393	12,865

Selling and marketing expenses, as a percentage of net sales	10.9%	10.5%

General and administrative expenses, as a percentage of net sales	9.9%	4.2%

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Net sales	$284,207	$267,770

Cost of goods sold (exclusive of depreciation)	172,115	157,696

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	60.6%	58.9%

Selling and marketing expenses	31,856	27,409
General and administrative expenses, including litigation settlement expense	18,665	12,869

Total selling, general, and administrative expenses	50,521	40,278

Selling and marketing expenses, as a percentage of net sales	11.2%	10.2%

General and administrative expenses, as a percentage of net sales	6.6%	4.8%

The increased sales level during the first nine months of 2011 demonstrates that the benefits of these investments to increase capacity and stimulate additional organic sales growth are now being realized. Excluding the one-time litigation settlement, we believe the profit margins realized during the first nine months of 2011 are a more realistic measure of sustainable profitability.

RESULTS OF OPERATIONS

The information presented below for the quarters and nine months ended September 30, 2011 and September 30, 2010 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended September 30, 2011 compared to quarter ended September 30, 2010

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$93,314	$87,282	$6,032	6.9%

Cost of goods sold (exclusive of depreciation)	57,873	53,400	4,473	8.4%
Selling, general, and administrative expenses	19,393	12,865	6,528	50.7%
Depreciation and amortization	6,175	5,961	214	3.6%

Income from operations	9,873	15,056	(5,183)	(34.4%)

Interest expense	6,592	6,569	23	0.4%
Other income, net	(387)	(294)	(93)	31.6%

Income before income taxes	3,668	8,781	(5,113)	(58.2%)
Provision for income taxes	1,087	3,443	(2,356)	(68.4%)

Net income	$2,581	$5,338	$(2,757)	(51.6%)

Net Sales. Sales for the quarter ended September 30, 2011 increased 6.9%, or $6.0 million, to $93.3 million from $87.3 million for the quarter ended September 30, 2010. This increase in sales was driven largely by volume growth across our customer base, most notably with large CPGs, in the United States and Europe. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates and acquisitions. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $1.0 million and $0.3 million, respectively. Acquisitions contributed $3.2 million in incremental sales for the quarter.

Sales in the United States increased by $3.8 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 and included incremental sales of $0.3 million and $2.2 million associated with the acquisitions in Dallas and Tampa, respectively. After excluding the impact of foreign currency fluctuations, sales in Europe for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 increased approximately $0.6 million. The impact of these sales increases were offset by a reduction in sales in Canada. Excluding the impact of $0.7 million in incremental sales from the acquisition in Canada and foreign currency fluctuations of $1.0 million, sales in Canada decreased $0.7 million. The residual sales increase of $0.3 million was due to our operations in Asia and Mexico.

Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2011 increased 8.4%, or $4.5 million, to $57.9 million from $53.4 million for the quarter ended September 30, 2010. The increase in cost of goods sold was due to a combination of the increase in sales, incremental costs of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. In addition, the weakening of the United States dollar as compared to the Canadian dollar, British pound, and other currencies resulted in a combined increase in cost of goods sold of $0.9 million.

Cost of goods sold expressed as a percentage of sales increased to 62.0% for the quarter ended September 30, 2011 compared to 61.2% for the quarter ended September 30, 2010. This increase was primarily due to the investments to increase capacity as previously discussed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2011 increased 50.7%, or $6.5 million, to $19.4 million from $12.9 million for the quarter ended

September 30, 2010. This increase was primarily due to a one-time final confidential settlement of a legal proceeding for an amount under $5.0 million. In addition, selling and marketing expenses increased $1.0 million for the quarter as a result of investments to stimulate future organic sales growth. Furthermore, the weakening of the United States dollar as compared to the British pound and Canadian dollar resulted in a combined increase of selling, general and administrative expenses of $0.2 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended September 30, 2011 increased 3.6%, or $0.2 million, to $6.2 million from $6.0 million for the quarter ended September 30, 2010.

Interest Expense. Interest expense for both the quarter ended September 30, 2011 and the quarter ended September 30, 2010 was $6.6 million. The interest savings associated with the Company’s principal repayments on the senior term loan and acquisition facilities during fiscal 2010 and the first half of 2011 were essentially offset by a slight increase in interest rates on the senior term loan and acquisition facilities. The increase in interest rates was due to the terms associated with refinancing of our senior credit facility in the fourth quarter of 2010.

Other Income. Other income increased by $0.1 million to $0.4 million of income for the quarter ended September 30, 2011 as compared to $0.3 million of income for the quarter ended September 30, 2010. Other income primarily consists of realized (gains) losses on foreign exchange.

Provision for Income Taxes. The effective tax rate for the quarter ended September 30, 2011 was 29.6%, compared to 39.2% for the quarter ended September 30, 2010. This decrease in the effective tax rate was due to revised management estimates based on differences between amounts recorded in our financial statement compared to our final 2010 tax return, combined with an overall lower blended state and federal tax rate in the United States.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	$ Change	Percentage Change
	(unaudited)	(unaudited)
Net sales	$284,207	$267,770	$16,437	6.1%

Cost of goods sold (exclusive of depreciation)	172,115	157,696	14,419	9.1%
Selling, general, and administrative expenses	50,521	40,278	10,243	25.4%
Depreciation and amortization	17,968	17,645	323	1.8%

Income from operations	43,603	52,151	(8,548)	(16.4%)

Interest expense	19,796	19,958	(162)	(0.8%)
Other expense (income), net	(165)	292	(457)	(156.5%)

Income before income taxes	23,972	31,901	(7,929)	(24.9%)
Provision for income taxes	5,818	12,390	(6,572)	(53.0%)

Net income	$18,154	$19,511	$(1,357)	(7.0%)

Net Sales. Sales for the nine months ended September 30, 2011 increased 6.1%, or $16.4 million, to $284.2 million from $267.8 million for the nine months ended September 30, 2010. This increase in sales was driven primarily by volume growth across our customer base, most notably with large CPGs, in the United States and Europe. In addition, sales were positively impacted by fluctuations in foreign currency exchange rates and acquisitions. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $2.9 million and $1.3 million, respectively. The weakening of the United States dollar as compared to other currencies positively impacted sales by an additional $0.3 million. Acquisitions contributed $4.5 million in incremental sales for the period.

Sales in the United States increased by $9.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and included incremental sales of $1.0 million and $2.5 million associated with the acquisitions in Dallas and Tampa, respectively. After excluding the impact of foreign currency fluctuations, sales in Europe for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 increased approximately $2.1 million. Excluding the impact of $1.0 million in incremental sales from the acquisition in Canada and foreign currency fluctuations of $2.9 million, sales in Canada decreased $1.2 million. This decrease was primarily due to the timing of orders in Canada which resulted in particularly strong sales during the first nine months of 2010 when compared to the same period of 2011. The residual sales increase was due to our operations in Asia.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2011 increased 9.1%, or $14.4 million, to $172.1 million from $157.7 million for the nine months ended September 30, 2010. The increase in cost of goods sold was due to a combination of the increase in sales, incremental costs of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. In addition, the weakening of the United States dollar as compared to the Canadian dollar, British pound, and other currencies resulted in a combined increase in cost of goods sold of $2.7 million.

Cost of goods sold expressed as a percentage of sales increased to 60.6% for the nine months ended September 30, 2011 compared to 58.9% for the nine months ended September 30, 2010. This increase was primarily due to the investments to increase capacity. As previously discussed, the high profit margins for the nine months ended September 30, 2010 were not sustainable and the profit margins realized during the nine months ended September 30, 2011 are more indicative of sustainable profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2011 increased 25.4%, or $10.2 million, to $50.5 million from $40.3 million for the nine months ended September 30, 2010. This increase was primarily due to the third quarter 2011 settlement of a legal proceeding referred to above, as well as a $4.4 million increase in selling and marketing expenses. This investment in selling and marketing expenses is to stimulate future organic sales growth. In addition, the weakening of the United States dollar as compared to the British pound and Canadian dollar resulted in a combined increase of selling, general and administrative expenses of $0.6 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2011 increased 1.8%, or $0.3 million, to $17.9 million from $17.6 million for the nine months ended September 30, 2010.

Interest Expense. Interest expense for the nine months ended September 30, 2011 decreased 0.8%, or $0.2 million, to $19.8 million from $20.0 million for the nine months ended September 30, 2010. This minor decrease resulted from the interest savings associated with the Company’s debt reduction efforts during fiscal 2010 essentially being offset by an increase in interest rates. The principal repayments on the senior term loan and acquisition facilities during fiscal 2010 and the first half of 2011 resulted in a combined reduction in interest expense of $0.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. These interest expense savings were partially offset by a $0.7 million increase in interest expense stemming from an increase in interest rates on the senior term loan and acquisition facilities due to the refinancing of our senior credit facility in the fourth quarter of 2010.

Other Expense (Income), net. Other expense (income), net fluctuated by $0.5 million to $0.2 million of income for the nine months ended September 30, 2011 from $0.3 million of expense for the nine months ended September 30, 2010. Other expense (income), net primarily consists of realized (gains) losses on foreign exchange. The fluctuation in other expense (income), net was due to the combined impact of a gain of $0.2 million on the exchange of an investment for fixed assets during the nine months ended September 30, 2011 and slightly more favorable fluctuations in foreign currency exchange rates for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2011 was 24.3%, compared to 38.8% for the nine months ended September 30, 2010. The significant decrease in the effective tax rate was primarily due to two items. First, an income tax benefit of $1.6 million was recorded during the nine months ended September 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This reversal is the result of the Company’s election to repatriate intercompany interest back to the United States for tax purposes and a corresponding reduction of the withholding rate from 25% to 0% on the intercompany interest accrued but unpaid. Furthermore, an additional income tax benefit of $1.2 million was recorded during the nine months ended September 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2011, we had $6.7 million in cash and $52.0 million in working capital compared with $9.5 million in cash and $46.9 million in working capital at December 31, 2010. The $2.8 million decrease in cash resulted from $21.8 million in net cash paid for acquisitions, $10.6 million in capital expenditures, and $3.8 million in principal repayments of long-term debt, partially offset by $28.4 million in cash provided by operations and $5.0 million in net cash borrowed on the revolving credit facility. The $5.1 million increase in working capital is primarily due to the combination of the increase in accounts receivable and the decrease in accounts payable. These items were partially offset by increases in accrued interest and the current portion of long-term debt.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $40.0 million of borrowing availability. We borrowed $8.0 million on the Revolver in June 2011 in connection with the Tampa acquisition and subsequently made principal repayments of $3.0 million and $5.0 million on the Revolver in July 2011 and October 2011, respectively. We had $35.0 million of additional borrowing availability on the Revolver at September 30, 2011. The Revolver is available through September 30, 2013. We expect that cash generated from operating activities and availability under the Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at September 30, 2011 was $267.5 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the Amended and Restated Credit Agreement and the December 15, 2013 maturity of the 12% Senior Subordinated Notes (“Notes”). Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of September 30, 2011, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of September 30, 2011:

	Required			Actual
Maximum leverage ratio		5.00		3.08
Minimum interest coverage ratio		1.80		3.48
Maximum capital expenditures for fiscal 2011	not to exceed $	18.1 million	(1)	$10.6 million

(1)	The maximum annual capital expenditures consists of $15.0 million plus $3.1 million of allowed carry over from the fiscal year ended December 31, 2010.

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

Income taxes

Based on the changes noted in Note H “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that our cash payments for income taxes will be significantly greater in 2011 than in 2010 and prior years. Cash payments for income taxes are $3.1 million for the nine months ended September 30, 2011 compared to less than $0.1 million for the nine months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Cash flows from operating activities. Net cash provided by operating activities was $28.4 million for the nine months ended September 30, 2011 as compared to $38.2 million for the nine months ended September 30, 2010. The primary reasons for this decrease are a $8.5 million decrease in income from operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and $3.1 million in cash paid for income taxes during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Partially offsetting these items are a $4.2 million use of cash in the nine months ended September 30, 2010 for the purchase of an exclusive supply agreement. The residual decrease in net cash provided by operating activities is primarily due to fluctuations within accounts payable and accrued expenses.

Cash flows from investing activities. Net cash used for investing activities was $32.3 million for the nine months ended September 30, 2011 as compared to $9.1 million for the nine months ended September 30, 2010. The increase in cash used for investing activities is due to an increase in net cash paid for acquisitions of $19.7 million and an increase in capital expenditures of $3.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cash flows from financing activities. Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2011 as compared to cash used in financing activities of $12.4 million for the nine months ended September 30, 2010. This fluctuation is the result of utilizing available cash for acquisitions during the nine months ended September 30, 2011 as opposed to utilizing available cash to make additional principal repayments on long-term obligations during the nine months ended September 30, 2010. In addition, net borrowings of $5.0 million were made on the Revolver during the nine months ended September 30, 2011 in connection with funding acquisitions.

Contractual Obligations

At September 30, 2011, there were no material changes in our December 31, 2010 contractual obligations, other than the $8.0 million borrowing on the Revolver in June 2011, which was subsequently repaid in installments of $3.0 million and $5.0 million in July 2011 and October 2011, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other.” ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-08 effective October 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial position.

There have been no recently issued accounting standards expected to have a material impact on our condensed consolidated financial statements.

There have been no other material changes to our critical accounting policies since December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2011, there were no material changes in our December 31, 2010 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, which excluded an assessment of internal control of the operations acquired in Tampa, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

The Company completed the Tampa acquisition effective June 20, 2011. As permitted by the SEC, management’s assessment as of September 30, 2011 did not include the internal controls of the Tampa acquisition, which is included in the Company’s consolidated financial statements as of September 30, 2011.

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

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, and liquidity. As discussed above in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a confidential settlement of a legal proceeding in the third quarter of 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.	CERTIFICATE OF INCORPORATION AND BY-LAWS

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

4.14	Amendment Agreement, dated as of October 25, 2010, to the Credit Agreement dated as of December 30, 2005, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern-Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the guarantors from time to time party thereto, the lending institutions from time to time party thereto, UBS Securities LLC and Lehman Brothers Inc., as joint lead arrangers, UBS Securities LLC, as syndication agent, CIT Lending Services Corporation, as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as US collateral agent and as Canadian collateral agent, and PNC Bank, National Association, as Successor to National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.15	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.16	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.17	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

31.	CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: November 9, 2011	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)