Form 10-K
period 2011-12-31
SGS International, Inc.
filed 2012-03-21
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of March 16, 2012 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

(continued)

EXHIBIT 21.1 SUBSIDIARIES OF SGS INTERNATIONAL, INC.

EXHIBIT 24.1 POWERS OF ATTORNEY

EXHIBIT 31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO ANNUAL REPORTS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 101.INS XBRL Instance Document

EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document

EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

HISTORY OF COMPANY

The Registrant was formed by Citigroup Venture Capital Equity Partners, L.P. (now known as “Court Square Capital Partners, L.P.”) in 2005. Southern Graphic Systems, Inc. (“SGS”) was established in 1946 as a single-facility gravure operation in Louisville, Kentucky. In 1978, SGS adopted a growth strategy of strategically locating manufacturing operations based on customers’ locations and service requirements. SGS opened its first dedicated prepress facility in 1991. In 1994, SGS expanded its geographic scope to include Canada, with the opening of a gravure facility just outside Toronto. In 1995, SGS entered the growing flexographic market with the acquisition of Wilson Engraving Company. In 1998, SGS further expanded its geographic scope within North America by opening a graphics facility in Mexico City, Mexico. In November 2005, SGS acquired MCG Graphics Limited, a UK-based provider of prepress graphics and flexographic image carriers serving customers in the UK and Europe. The Registrant acquired SGS and its affiliated businesses from its then parent, Alcoa Inc., on December 30, 2005 (the “Acquisition”). In connection with the Acquisition, the Registrant offered certain of its 12% senior subordinated notes due 2013 and entered into a senior secured credit facility. In February 2007, the Company acquired the assets of C.M. Jackson Associates, Inc., a packaging graphics firm in the U.S. with an emphasis on “store brands.” In April 2007, the Company acquired McGurk Studios Limited and Thames McGurk Limited (collectively “McGurk”), a UK-based provider of end-to-end digital design, artwork and reprographics for packaging solutions with locations in Hull and London, England, and Hong Kong. In January 2008, the Company acquired 1043497 Ontario Limited, Cooper & Williamson, Inc., Tri-Ad Graphic Communications Ltd. and Flexart Design Inc. (collectively “Tri-Ad”). Tri-Ad is a Canadian provider of packaging and retail graphics services with locations in Toronto, Ontario and outside of Montreal, Quebec. In December of 2008, the Company acquired the assets of Focus Imaging Group LLC, a U.S. based packaging graphics firm with an emphasis on design and reprographics for corrugated materials. In February 2011, the Company acquired the assets of Creative Type, a U.S. based digital print company, which increased our capacity to offer our customers short run reproduction services and sales samples or packaging mock-ups. In June 2011, the Company acquired the assets of Photoengraving Incorporated., a U.S. based firm specializing in metal decorating and image carriers for beverage can printing. Since the Acquisition we have acquired the assets of, or purchased, 14 companies, the most noteworthy of which have been described above.

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

We also have significant competencies in interactive media and offer short run reproduction service to our clients utilizing our digital printing capabilities and offer services in the area of metal decorating and image carriers for beverage can printing.

PRINTING MARKETS SERVED

Flexography

Flexography uses an image carrier (plate) made of rubber, plastic or any other flexible material. The fast-drying inks used in flexography make it ideal for printing on materials like plastics and foils. This method is most suitable for printing flexible bags, wrappers and similar packaging. The soft photopolymer image carriers are also well-suited for printing on thick, compressible surfaces such as cardboard packaging, or corrugated material. We are a leading flexographic plate producer in North America with 14 state-of-the-art flexographic imaging facilities (13 of which have digital capability). We have two flexographic imaging facilities in the UK, both of which have digital capability. Virtually all of our locations can provide prepress graphics for the flexography process.

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

COMPETITION

The packaging graphic services industry for consumer products is highly fragmented with several national firms and hundreds of regional and local participants. Only a small number of the regional and local firms have annual revenue exceeding $20.0 million, most notably Schawk, Inc., Matthews International Corporation, Phototype, and Group360, Inc. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the customers’ increasing demand for speed-to-market. We believe that most of the firms in the industry are family-owned and lack the scale and service breadth to effectively serve the premier consumer products companies’ demands for consistent brand graphics, faster turnaround times, improved speed-to-market and customized services on a national and global basis.

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

Outsourcing

For many consumer products companies, prepress graphics and related services do not constitute a core competency and they have increasingly been outsourcing this function as graphic services providers can provide “design-to-print” services on a more cost-efficient basis. This trend of outsourcing, while advanced, continues to play a significant role in shaping the industry and has created further opportunities for graphic services providers to expand their offerings and customer base. Further, by offering design and other creative services to our customers, we become involved in our customer’s operations at an earlier stage of the graphics process which provides a greater opportunity for downstream sales.

Globalization

We believe that over the last several years a number of multi-national consumer products companies have decided to globalize their brands. As these companies begin to globalize their brands, ensuring image consistency and continuity with package designs becomes critical. These companies are increasingly looking to their existing graphic services providers, including us, to service them globally. With operations in North America, Mexico, Argentina, Europe and Asia, we have the ability to provide services to our existing multi-national customers and to seek new business from other multi-national companies. We believe we are in an excellent position to leverage our North American experience in setting up on-site locations, developing custom client workflow solutions and acquiring businesses outside North America. In addition, our secure web-based asset management system houses the brand imagery of many clients. This secure database is accessible from the internet and contains digital artwork which can be searched and downloaded from anywhere in the world. See Item 1A “Risk Factors” for a discussion of currency exchange, political, investment and other risks related to our foreign operations.

Technological advances

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

Offshoring

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

Stock Keeping Unit (SKU) proliferation

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

We believe we are able to take advantage of these industry trends due to our strengths in the following areas:

Broad geographic reach with low-cost, strategically positioned footprint

We service our customers at a local level while maintaining quality standards appropriate for a global company. We have 31 locations in North America that are within close proximity to our customers’ plants. We also have multiple on-site locations at our customers’ facilities and multiple facility-managed locations. We entered the European market through an acquisition in 2005, have continued to grow there through acquisitions, and currently operate five locations in Europe. We entered the Asia market with operations in Hong Kong that were gained through one of our 2007 acquisitions. In 2009, we continued to expand our capabilities in Asia through the establishment of a branch office in the Philippines. In 2011, we expanded our footprint in South America with a facility in Argentina. Our on-site and facility-managed locations are characterized by the deployment of our personnel at a customer’s location and are a component of our customer relations strategy. Additionally, we often provide unique or customized services based on customer specification and seek to deliver our image carriers to converters and printers as soon as they are produced, requiring our locations to be at or near our customers.

Blue chip customer base with long-standing relationships

We serve a blue chip client base of consumer products companies, as well as the printers and converters that serve them. We have greater than 20-year relationships on average with our top ten customers. Our top ten customers accounted for approximately 35% of our revenues in fiscal 2011. We typically service our customers as sole suppliers on designated brands and service multiple brands at each customer. Additionally, we believe we can leverage our broad geographic footprint and relationships with global customers to further expand the services and offerings to blue chip customers around the world.

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

Stable, large-scale competitor

We believe we are one of a small number of graphic design services providers with revenues in excess of $100.0 million serving global packaging customers. Our size allows us to support our customers at multiple facilities, invest in and implement the latest technologies and pursue acquisitions. We believe our scale will allow us to continue to operate efficiently and benefit from the increasing importance of packaging in the global consumer branded products market. We also believe that our services are somewhat resistant to economic cycles as our target end-markets exhibit relative stability, our services are a relatively small portion of our customers’ overall package cost and packaging and design changes are often viewed as fixed costs within a customer’s marketing budget. Nevertheless, our 2011 personnel cost represented approximately 53% of our total costs and expenses and we believe we would be able to quickly react to changes in the demand for our services.

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

We have also expanded our service offerings in the area of metal decorating and image carriers for beverage can printing. We believe our expanded capabilities will lead to additional opportunities with our existing customers and allow us to further expand our customer base.

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

Reduce debt obligations

Since the beginning of 2006, we have generated more than $20.0 million in cash from operations each year and have utilized a significant portion of this cash for acquisitions and to reduce our outstanding debt. In 2011, we identified several acquisition opportunities and made $23.5 million in acquisition related payments for 2011 and prior-years’ acquisitions compared to $4.1 million in payments to reduce our outstanding debt. In 2010 and 2009, our focus was on reducing our outstanding debt, as demonstrated by principal repayments of $43.0 million and $30.0 million in 2010 and 2009, respectively. By comparison, acquisition related cash payments were only $2.0 million and $3.9 million in 2010 and 2009, respectively. As we move forward, we will continue to use cash generated from operations to fund attractive acquisition opportunities, as available, and to pay down debt.

Leverage international presence

We believe many of our customers are finding value in brand globalization strategies. These strategies are intended to provide consistency within their brands, including, for example, packaging, coloring and text setting. We believe these customers may look to fulfill their graphic services needs with a single provider in order to aid in the effort of providing brand consistency across regions and overseas. Since 2006, we have made several acquisitions in Europe, gained operations in Hong Kong, opened a branch office in Manila and expanded our footprint in South America with a location in Argentina, all with the intention of further strengthening our relationship with several of our top customers and servicing them on a global level.

ACQUISITION HISTORY

The highly fragmented nature of the packaging graphics industry, the desire of consumer products companies to consolidate their supplier base and the pressure on smaller suppliers to meet consumer products companies’ increasing demands have presented many opportunities for us to grow through acquisitions. Since the beginning of 2006, we have completed 14 acquisitions.

The following table summarizes our noteworthy acquisitions from January 2007 through December 2011:

Acquisition	Year of acquisition	Key capabilities

C.M. Jackson	2007	Creative/Store Brands
McGurk	2007	Graphics / Flexo
Tri-Ad	2008	Graphics / Flexo
Backwell	2008	Graphics
Focus Imaging Group LLC	2008	Graphics / Flexo
Creative Type	2011	Digital Print
Photoengraving Incorporated	2011	Metal Decorating

CUSTOMERS

Our customers consist of end-use consumer packaged goods manufacturers, mass merchant retailers, and the printers and converters that supply them. We serve a significant number of customers with no one customer accounting for more than 7% of fiscal 2011 revenue. Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2011. Over the course of our more than 60-year history, we have established close and stable relationships with our customers. On average, we have enjoyed relationships lasting longer than 20 years with our top ten customers.

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

INTELLECTUAL PROPERTY

Our customers own the designs and graphics images that are the subject of our services and own the gravure image carriers used in the printing process. Our only significant intellectual property assets are the names we operate under: “Southern Graphic Systems” and “SGS” in North America, “SGS Europe” in the United Kingdom and the Netherlands, and “SGS Asia Pacific” in Asia.

RAW MATERIALS

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing and various other supplies and chemicals. We purchase our most commonly used raw materials under long-term contracts and are not impacted by short-term movements in raw material prices. In fiscal 2011, material and supply costs represented approximately 17% of our cost of goods sold.

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

BACKLOG

The amount of backlog orders is immaterial to the Company due to the quick turn-around time of orders customary in the industry.

EMPLOYEES

As of December 31, 2011, we had 2,343 employees as follows:

United States operating facilities	1,356
United States corporate employees	110
Canada	360
Mexico	42
United Kingdom	333
Netherlands	15
Hong Kong	75
Philippines	47
Argentina	4
Panama	1

Total	2,343

All of our employees in the United States, Canada, Mexico, the Netherlands, Hong Kong, the Philippines, Argentina, and Panama are non-union. A number of our employees in the United Kingdom are members of the Graphical, Paper & Media Union (GPMU), although the GPMU is not a bargaining agent for the employees at our facilities.

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

As of December 31, 2011, our total consolidated indebtedness was $262.3 million. In addition, we had $24.0 million of additional borrowings available under our revolving credit facility. Our large amount of debt could have important consequences, including, but not limited to, the following:

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

In addition, our debt service requirements will substantially increase in 2013 as a result of the September 30, 2013 maturity of the loans under the senior secured credit facility and the December 15, 2013 maturity of the 12% Senior Subordinated Notes. If we are unable to repay our borrowings under the senior secured credit facility or obtain appropriate financing alternatives, the lenders could elect to declare all amounts borrowed, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the senior secured credit facility are senior in right of payment to the senior subordinated notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the senior subordinated notes.

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

Our ten largest customers accounted for approximately 35% of our revenues in fiscal 2011. In fiscal 2011, no one customer accounted for more than 7% of our total revenues. While we seek to build long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s purchasing patterns. Further, our services and related business activity generally have been characterized by individual assignments from customers on a project-by-project basis, and continued engagements for successive jobs are primarily dependent upon our customers’ satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet our customers’ increasing speed-to-market demands, we may in turn receive less advance notice from our customers of upcoming projects. Any termination or significant disruption of our relationships with any of our principal customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary raw material purchases include sheet photopolymer for flexographic plates, photographic film, chemicals, storage media, ink, colorants, plate materials, proofing paper and various other supplies and chemicals. We purchase the majority of our raw materials based on long-term contracts with our key supplier. Although we believe we could find other suppliers, our continued supply of raw materials is subject to a number of risks, some of which are beyond our control, which could delay operations and adversely affect our sales. In fiscal 2011, materials and supplies costs accounted for approximately 17% of our cost of goods sold.

We may be unable to effectively integrate acquired businesses.

Since the beginning of 2007, we have completed 7 noteworthy acquisitions and we will consider pursuing attractive acquisition opportunities in the future. While management has experience acquiring companies and integrating their operations into our existing operations, we may not be able to effectively integrate acquired businesses into our existing business.

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

We currently have operations in the United States, Mexico, Canada, the United Kingdom, the Netherlands, Hong Kong, the Philippines, Argentina, and Panama. For the year ended December 31, 2011, total net sales from operations outside the United States were approximately $116 million (excluding intercompany sales), which represented approximately 31% of our consolidated net sales. As a result of our foreign operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations. See the information presented within Footnote B to our consolidated financial statements in Item 15, “Exhibits and Financial Statement Schedules” summarizing the concentration of sales and long-lived assets by major geographic region.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facility (or replacements for it) will be adequate to meet our future liquidity needs. During 2012, we will explore alternatives to our current financing prior to the maturity of the senior secured credit facility and senior subordinated notes. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility or other restructurings or financings.

There is no assurance, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility (or replacements for it) in an amount sufficient to enable us to pay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs or that there will not be material adverse developments in our business, liquidity or capital requirements. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we may need to refinance or restructure all or a portion of our indebtedness, sell material assets or operations or obtain additional debt or equity capital. There is no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, the terms of our existing or future debt agreements, including the senior subordinated notes and our senior secured credit facility, may limit our ability to pursue any of these alternatives.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.7 million for 2012. Any borrowings under our senior secured revolving credit facility would be subject to similar fluctuations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We began operations in Louisville, Kentucky and continue to maintain our headquarters there. We have a broad geographic reach through our network of 39 operating facilities located across the United States, Canada, Mexico, the United Kingdom, Hong Kong, Argentina and the Philippines. Virtually all of these operating facilities provide prepress graphics services; 16 of them engrave flexographic plates; and nine of them engrave gravure cylinders. Due to shipping costs, proximity to the customer is particularly important with respect to image carriers. While graphic services can be provided at a greater distance from the customer, it is still a competitive advantage to be able to have face-to-face contact with the customer on short notice when necessary or desirable.

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

As of March 16, 2012, excluding our headquarters in Louisville, we have 39 operating facility locations.

Location	Owned	Leased
United States
Appleton, WI		X
Atlanta, GA		X
Battle Creek, MI		X
Charlotte, NC		X
Cincinnati, OH		X
Dallas, TX		X
East Dundee, IL		X
Elgin, IL		X
Florence, KY	X
Fulton, NY	X
Greensboro, NC		X
McBee, SC		X
Marietta, GA		X
Milwaukee, WI		X
Minneapolis, MN		X
Philadelphia, PA		X

Location	Owned	Leased
Pittsburgh, PA		X
Ramsey, NJ		X
Reidsville, NC		X
Richmond, VA		X
St. Louis, MO		X
Tampa, FL		X
West Monroe, LA	X
Winston-Salem, NC		X
Canada
London, Ontario		X
Mississauga, Ontario (Gravure)		X
Montreal, Quebec		X
Toronto, Ontario (Prepress)		X
Toronto, Ontario (Photo Studio)		X
Toronto, Ontario (Design Studio)		X
Mexico
Mexico City		X
Argentina
Buenos Aires		X
United Kingdom
Cumbria		X
Hull		X
Hull (Priory Park)		X
London		X
Tamworth		X
The Philippines
Manila		X
China
Hong Kong		X

Item 3.	Legal Proceedings

Various lawsuits, claims and proceedings have been or may be instituted or asserted against entities within the Company. While the amounts claimed may be substantial, the ultimate liability cannot be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on currently available facts and in light of legal and other defenses available to us, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the Company’s financial position, results of operations, and liquidity. As discussed below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a confidential settlement of a legal proceeding in 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PUBLIC TRADING MARKET

There is no established public trading market for the Registrant’s Common Stock.

As of March 16, 2012, there was one holder of record of the Registrant’s Common Stock.

DIVIDENDS

The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The instruments governing the Registrant’s senior secured credit facility prohibit it from paying dividends other than (i) dividends to Southern Graphics Inc. (“Holdco”), the Registrant’s parent, for out-of-pocket legal, accounting and filing costs and other expenses in the nature of overhead incurred by Holdco in the ordinary course of its business, (ii) dividends to Holdco to permit Holdco to repurchase or redeem shares of its capital stock held by officers, directors or employees upon their death, disability, retirement, severance or termination of employment, in each case up to an aggregate of $3,000,000 per year, (iii) payments to Holdco to allow it to pay applicable income taxes, and (iv) dividends to Holdco to enable it to repurchase or redeem its equity interests held by Court Square Capital Partners, L.P. (“CSC”, formerly known as Citigroup Venture Capital Equity Partners, L.P.) or one of its related entities if Holdco concurrently issues a commensurate amount of equity interests to Lyon Southern, Inc. or another equity investor reasonably satisfactory to the administrative agent and the arrangers under such facility. The indenture governing the senior subordinated notes contains additional restrictions on paying dividends. The Registrant currently intends to retain future earnings to help fund the development and growth of its business and to reduce outstanding indebtedness.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” with respect to information on equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Registrant had no sales of unregistered securities in 2011.

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information and other data for the periods indicated. The historical statement of operations data and statement of cash flows data for the years ended December, 31, 2011, December 31, 2010, and December 31, 2009, and the balance sheet data for December 31, 2011 and December 31, 2010 are derived from our audited consolidated financial statements, included elsewhere in this Form 10-K. The historical statement of operations data and statement of cash flows data for the year ended December 31, 2008 and December 31, 2007, and the balance sheet data for December 31, 2009, December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements not contained in this Form 10-K.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Year ended December 31, 2011 (1)	Year ended December 31, 2010 (1)	Year ended December 31, 2009 (1)	Year ended December 31, 2008 (1)	Year ended December 31, 2007 (1)
	(dollars in millions)
Statement of Operations Data:
Sales	$379.3	$352.7	$323.5	$323.5	$308.8
Costs of goods sold (exclusive of depreciation)	231.2	210.6	202.9	212.3	205.1
Selling, general and administrative expenses	64.7	54.6	51.0	49.6	46.6
Depreciation and amortization	24.7	23.9	23.6	28.6	23.7
Income from operations	58.7	63.6	46.0	33.0	33.4
Net income (loss) (2)	22.8	21.2	14.1	(1.4)	(2.1)
Balance Sheet Data:
Total assets	513.5	483.2	483.7	476.1	530.2
Total debt	262.3	266.6	308.9	345.7	363.1
Stockholder’s equity	163.4	142.1	118.5	89.5	119.2
Statement of Cash Flows Data:
Net cash provided by operations	46.5	56.7	41.8	27.3	23.8
Net cash (used in) provided by financing activities	(4.1)	(44.1)	(30.0)	(10.3)	36.4
Net cash used in investing activities	(38.9)	(13.9)	(12.8)	(38.9)	(39.7)
Other Financial Data:
Capital expenditures	15.4	11.9	8.9	12.7	11.1
Business acquisitions, net of cash acquired	23.5	2.0	3.9	27.0	29.3

1	The selected financial data were impacted by acquisitions. See Item 1 “Business” for a listing of noteworthy acquisitions occurring during the period from January 2007 through December 2011. Also see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the financial impact of acquisitions.
2	Net income for the year ended December 31, 2009 includes a $6.4 million gain on debt extinguishment ($10.5 million before tax).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a global leader in the digital imaging industry, offering design-to-print graphic services to the international consumer products packaging market primarily in North America, Europe and Asia. Our global service platform and financial capability provide a distinct competitive advantage over the majority of companies in our industry. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution, and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

We achieved record sales in 2011 of $379.3 million, an increase of 7.6%, or $26.6 million, from $352.7 million for 2010. This increase in sales was driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs), and resulted in increased sales throughout our operations in the United States, Canada, Europe and Asia. In addition, foreign currency fluctuations, most notably the weakening of the U.S. dollar compared to the Canadian dollar and British pound, positively impacted sales by $4.2 million. Furthermore, acquired business generated $7.3 million of incremental sales for 2011.

In February 2011, we acquired the assets of Creative Type, a digital print company in Dallas, Texas that include label printers and other equipment associated with digital printing. This acquisition broadens our digital printing capabilities and increases our capacity to offer our customers short run reproduction services and sales samples or packaging mock-ups.

In April 2011, we acquired the assets of a Canadian provider of packaging and retail graphics services. This acquisition enables us to obtain additional sales volumes and expand our customer base.

In June 2011, we expanded our service offerings in the areas of metal decorating and image carriers for beverage can printing with the acquisition of the assets of Photoengraving Incorporated, a company based in Tampa, Florida. Our expanded capabilities lead to additional opportunities with our existing customers and allow us to further expand our customer base.

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

Income from operations for 2011 decreased 7.7%, or $4.9 million, to $58.7 million from $63.6 million for 2010. This reduction in income from operations is due to the combination of an increase in cost of goods sold percentage and an increase in selling, general and administrative expenses. The chart below provides cost of goods sold (exclusive of depreciation), selling and marketing expenses, and general and administrative expenses, each expressed as a percentage of sales.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$379,336	$352,693	$323,457
Cost of goods sold (exclusive of depreciation)	231,248	210,553	202,850

Cost of goods sold (exclusive of depreciation), as a percentage of net sales	61.0%	59.7%	62.7%

Selling and marketing expenses	41,207	36,823	31,989
General and administrative expenses, including litigation settlement expense	23,484	17,798	19,037

Total selling, general, and administrative expenses	64,691	54,621	51,026

Selling and marketing expenses, as a percentage of net sales	10.9%	10.4%	9.9%

General and administrative expenses, as a percentage of net sales	6.2%	5.0%	5.9%

The increase in cost of goods sold percentage to 61.0% for 2011 compared to 59.7% for 2010 resulted from our operating at a level above capacity for a significant portion of 2010 and achieving profit margins in 2010 that were not sustainable in the long-term. The investments we made to increase our capacity, including an increase in headcount to support our higher sales volumes, resulted in a margin for 2011 that we consider more sustainable.

The increase in selling, general and administrative expenses is due to a combination of factors, including a one-time final confidential settlement in 2011 of a legal proceeding for an amount under $5.0 million. In addition, we continue to invest in selling and marketing expenses in order to stimulate future organic sales growth. The record sales level for 2011 demonstrates that these investments to stimulate additional organic sales growth are being realized.

RESULTS OF OPERATIONS

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Change	% Change
Net sales	$379,336	$352,693	$26,643	7.6%
Cost of goods sold (exclusive of depreciation)	231,248	210,553	20,695	9.8%
Selling, general, and administrative expenses	64,691	54,621	10,070	18.4%
Depreciation and amortization	24,688	23,912	776	3.2%

Income from operations	58,709	63,607	(4,898)	-7.7%
Interest expense	26,191	26,552	(361)	-1.4%
Other expense, net	60	536	(476)	-88.8%

Income before income taxes	32,458	36,519	(4,061)	-11.1%
Provision for income taxes	9,640	15,301	(5,661)	-37.0%

Net income	$22,818	$21,218	1,600	7.5%

The following table summarizes the concentrations of sales by major geographic region (dollars in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
United States	$265,707	$251,295	$233,251
Canada	70,584	64,552	55,540
Europe	43,486	37,612	37,929
Other geographic locations	8,931	7,865	4,834
Eliminations	(9,372)	(8,631)	(8,097)

Total	$379,336	$352,693	$323,457

Year ended December 31, 2011 compared to the year ended December 31, 2010

Sales. Sales for fiscal 2011 increased 7.6%, or $26.6 million, to $379.3 million from $352.7 million for fiscal 2010. This increase in sales was driven primarily by volume growth across our customer base, most notably with large CPGs, and acquisitions. Our increased sales volumes and expanded service offerings to our larger customers enabled us to offset pricing pressures from customers and gain market share. Acquisitions contributed incremental sales of $7.3 million. Additionally, sales were positively impacted by fluctuations in foreign currency exchange rates. The weakening of the United States dollar, as compared to the Canadian dollar and British pound, positively impacted sales by $2.7 million and $1.3 million, respectively. The weakening of the United States dollar as compared to other currencies positively impacted sales by $0.2 million.

Sales in the United States increased by $14.3 million for fiscal 2011 compared to fiscal 2010 primarily due to organic sales growth with large CPGs. In addition, acquisitions contributed $5.6 million of incremental sales in the

United States. After excluding the impact of foreign currency fluctuations, sales in Canada increased approximately $2.9 million for fiscal 2011 compared to fiscal 2010 due to organic sales growth with CPGs. An acquisition in Canada in April 2011 generated $1.7 million of sales. After excluding the impact of foreign currency fluctuations, sales in Europe increased by $3.2 million for fiscal 2011 compared to fiscal 2010. This increase was also due to organic growth with large CPGs. Sales in Asia increased by $2.1 million for fiscal 2011 compared to fiscal 2010 due to our decision to transfer business to our lower cost locations there, as well as organic growth. These increases in sales were slightly offset by a decline in sales in Mexico of $0.1 million.

Cost of Goods Sold. Cost of goods sold for fiscal 2011 increased 9.8%, or $20.7 million, to $231.3 million from $210.6 million for fiscal 2010. The increase in cost of goods sold was due to the significant increase in sales, including the incremental cost of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. The increase in cost of goods sold associated with acquisitions was $4.0 million. Foreign currency fluctuations increased cost of goods sold by $2.5 million.

Cost of goods sold expressed as a percentage of sales increased to 61.0% for fiscal 2011 from 59.7% for fiscal 2010. This increase in cost of goods sold as a percentage of sales is due to our operating at a level above capacity for a significant portion of 2010 and achieving profit margins in 2010 that were not sustainable in the long-term. The investments we made to increase our capacity, including an increase in headcount to support our higher sales volumes, resulted in a margin for 2011 that we consider more sustainable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2011 increased 18.4%, or $10.1 million, to $64.7 million from $54.6 million for fiscal 2010. This increase was due to a combination of factors, including a one-time final confidential settlement in 2011 of a legal proceeding for an amount under $5.0 million. Exclusive of this one-time settlement, general and administrative expenses, expressed as a percentage of sales, were lower in fiscal 2011 than in fiscal 2010. Selling and marketing expenses were $4.4 million higher in fiscal 2011 due to our investments to stimulate additional organic sales growth, as well as additional expenses resulting from the increased level of sales. In addition, the weakening of the United States dollar as compared to the Canadian dollar and British pound resulted in a combined increase of selling, general and administrative expenses of $0.6 million in fiscal 2011 compared to fiscal 2010.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2011 increased 3.2%, or $0.8 million, to $24.7 million from $23.9 million for fiscal 2010. The increase in depreciation and amortization associated with acquisitions was $0.7 million. The remaining fluctuation is not significant.

Interest Expense. Interest expense for fiscal 2011 decreased 1.4%, or $0.4 million, to $26.2 million for fiscal 2011 from $26.6 million for fiscal 2010. This minor decrease resulted from the interest savings associated with the Company’s debt reduction efforts during fiscal 2010 essentially being offset by an increase in interest rates. The principal repayments on the senior term loan and acquisition facilities during fiscal 2010 and fiscal 2011 resulted in a combined reduction in interest expense of $1.2 million for fiscal 2011 compared to fiscal 2010. These interest expense savings were partially offset by a $0.8 million increase in interest expense stemming from an increase in interest rates on the senior term loan and acquisition facilities due to the refinancing of our senior secured credit facility in the fourth quarter of 2010.

Other Expense, net. Other expense, net decreased from fiscal 2010 by $0.5 million to $0.1 million of expense for fiscal 2011. Other expense, net, primarily consists of recognized gains and losses on foreign exchange and miscellaneous non-operating expense (income) items. Recognized losses on foreign exchange were $0.4 million in fiscal 2011 compared to $0.9 million in fiscal 2010. The remaining fluctuation is not significant.

Provision for Income Taxes. The effective tax rate for fiscal 2011 was 29.7% compared to 41.9%, for fiscal 2010. The significant decrease in the effective tax rate was primarily due to two items. First, an income tax benefit of $1.6 million was recorded during fiscal 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This reversal is the result of the Company’s election to repatriate intercompany interest back to the United States for tax purposes and a corresponding reduction of the withholding rate from 25% to 0% on the intercompany interest accrued but unpaid. Furthermore, an additional income tax benefit of $1.2 million was recorded during fiscal 2011 related to a revision in the calculation of estimated state tax liabilities expected in the

United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries. If not for these tax benefits recorded in 2011, our effective tax rate would have been approximately 38% which is within the range of our expected effective tax rate of between 38% and 40%.

Year ended December 31, 2010 compared to the year ended December 31, 2009

The following table sets forth our results of operations for the periods presented (dollars in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Change	% Change
Net sales	$352,693	$323,457	$29,236	9.0%
Cost of goods sold (exclusive of depreciation)	210,553	202,850	7,703	3.8%
Selling, general, and administrative expenses	54,621	51,026	3,595	7.0%
Depreciation and amortization	23,912	23,562	350	1.5%

Income from operations	63,607	46,019	17,588	38.2%
Interest expense	26,552	29,917	(3,365)	-11.2%
Gain on debt extinguishment	—	(10,500)	10,500	nm
Other expense, net	536	1,753	(1,217)	-69.4%

Income before income taxes	36,519	24,849	11,670	47.0%
Provision for income taxes	15,301	10,749	4,552	42.3%

Net income	$21,218	$14,100	7,118	50.5%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2010 increased 7.0%, or $3.6 million, to $54.6 million from $51.0 million for fiscal 2009. This increase was primarily due to the incremental selling and marketing expenses required to drive the organic sales growth in fiscal 2010 and to stimulate further sales growth in subsequent periods, as well as additional expenses resulting from the increased level of sales. In addition, the weakening of the United States dollar as compared to the Canadian dollar resulted in an increase of selling, general and administrative expenses of $0.7 million in fiscal 2010 compared to fiscal 2009. These increases to selling, general, and administrative expenses were partially offset by the reduction of $0.8 million in reserves previously recorded, which resulted in a decrease in selling, general, and administrative expenses for fiscal 2010. In addition, fiscal 2009 included certain additional expenses to consolidate operations that did not reoccur in fiscal 2010

Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 2010 increased 1.5%, or $0.3 million, to $23.9 million from $23.6 million for fiscal 2009. Depreciation and amortization expense increased due to the previously discussed weakening of the United States dollar as compared to the Canadian dollar, which resulted in an increase of $0.4 million of depreciation and amortization expenses for fiscal 2010 compared to fiscal 2009. The remaining fluctuation is not significant as the incremental depreciation and amortization on assets placed in service during fiscal 2010 or the latter portion of fiscal 2009 was offset by the impact of assets that became fully depreciated in either fiscal 2010 or fiscal 2009.

Interest Expense. Interest expense for fiscal 2010 decreased 11.2%, or $3.4 million, to $26.5 million for fiscal 2010 from $29.9 million for fiscal 2009. This decrease is due to the Company’s debt reduction strategy, the corresponding impact on the amortization of deferred financing fees from the Company’s debt reduction strategy, and lower interest rates on the senior secured term loan. The Company’s debt reduction strategy included the repurchase in February 2009 of $25.5 million in principal of our 12% Senior Subordinated Notes (“Notes”), as well as principal repayments on the senior secured credit facility of $42.4 million and $14.4 million for fiscal 2010 and fiscal 2009, respectively. As a result of these principal repayments, combined interest expense on the Notes and senior secured credit facility was $1.2 million less in fiscal 2010 than fiscal 2009. In addition, the amortization of deferred financing fees was $1.3 million less in fiscal 2010 compared to fiscal 2009 as a result of the accelerated amortization of deferred financing fees associated with the timing of the Company’s principal repayments to reduce its debt. Also, lower interest rates on the senior secured credit facility during fiscal 2010 resulted in interest savings of $0.7 million compared to fiscal 2009. The weighted average interest rate on the senior secured credit facility was 3.1% during fiscal 2010 compared to 3.6% in fiscal 2009. The 3.1% weighted average interest rate during fiscal 2010 also takes into account the 1.0% increase on the margin for loans under the amended and restated credit agreement we entered into as of October 25, 2010.

Gain on Debt Extinguishment. The $10.5 million gain on debt extinguishment in fiscal 2009 is due to the acquisition of $25.5 million in principal of our Notes.

Other Expense, net. Other expense, net decreased by $1.3 million to $0.5 million of expense for fiscal 2010 from $1.8 million of expense for fiscal 2009. Other expense, net, primarily consists of recognized gains and losses on foreign exchange and miscellaneous non-operating expense (income) items. Recognized losses on foreign exchange were $0.9 million in fiscal 2010 compared to $1.7 million in fiscal 2009. The remaining decrease was primarily due to a gain of $0.6 million on a minor acquisition made during 2010.

Provision for Income Taxes. The effective tax rate for fiscal 2010 was 41.9% compared to 43.3%, for fiscal 2009. The decrease in the effective tax rate was primarily due to the global dispersion of income before taxes, as a higher percentage of the Company’s income before taxes in fiscal 2010 was generated by subsidiaries outside the United States than for fiscal 2009. The subsidiaries outside the United States generally have a lower statutory tax rate than the United States.

The provision for taxes on income for 2010 and 2009 includes $0.8 million in each year for certain tax withholding on intercompany interest. In early January 2011, the company filed an election that resulted in elimination of these withholding taxes before they would become due and payable.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table reflects the contractual obligations and commercial commitments as of December 31, 2011.

	Years ending December 31, (dollars in thousands)
	2012	2013	2014	2015	2016	2017 and after	Total
Contractual obligations:
Principal payments on debt	$21,000	$240,886	$0	$0	—	—	$261,886
Interest payments on debt [1]	22,524	20,805	—	—	—	—	43,329
Capital lease obligations	120	97	94	76	12	12	411
Operating lease obligations	6,114	4,501	3,705	2,710	2,335	6,166	25,531
Purchase obligations	2,076	—	—	—	—	—	2,076
Other long-term liabilities	1,952	1,927	954	257	—	—	5,090
Management advisory fee	500	500	500	500		—	2,000

Total contractual obligations	$54,286	$268,716	$5,253	$3,543	$2,347	$6,178	$340,323

[1]

The interest payments on debt include interest on $102.4 million of variable rate debt in the senior secured credit facility through September 2013 and interest on $159.5 million of the Notes through December 15, 2013. Interest payments on the debt outstanding on the senior secured credit facility are based on LIBOR + 3.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rates in effect on December 31, 2011. Interest payments on the Notes are fixed at 12%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had $12.9 million in cash and cash equivalents and $42.4 million in working capital compared with $9.5 million in cash and cash equivalents and $46.9 million in working capital at December 31, 2010. The $3.4 million increase in cash and cash equivalents resulted from the $46.5 million in cash provided by operations and net borrowings on the revolving credit facility under our senior secured credit facility (the “Revolver”) of $16.0 million, partially offset by $23.5 million in net cash paid for acquisitions, $15.4 million in capital expenditures, and $20.1 million in principal repayments of long-term debt. The $4.5 million decrease in working capital is due to borrowings on the Revolver and the increase in accounts payable. These decreases in working capital were partially offset by increases in cash, accounts receivable, inventories and deferred income taxes.

Our Revolver provides for $40.0 million of borrowing availability. During 2011, we made borrowings on the Revolver of $24.0 million and subsequently repaid $8.0 million. The borrowings on the Revolver were utilized to fund attractive acquisition opportunities during 2011 and to finance a voluntary redemption of $15.0 million of our 12% senior subordinated notes in December 2011. We will realize interest savings in the future as a result of shifting a portion of our debt from the Notes to the Revolver, which bears interest at LIBOR plus 3.5%. We plan to utilize future cash generated from operating activities to reduce our borrowings outstanding on the Revolver, as well as to fund attractive acquisition opportunities.

We expect that cash generated from operating activities and availability under the Revolver will continue to be our principal sources of liquidity. As of December 31, 2011, $24.0 million was available and unused. We made repayments on the Revolver of $4.0 million between January 1, 2012 and March 16, 2012. As of March 16, 2012, $28.0 million was available and unused. The Revolver is available until September 30, 2013. Unused portions of the Revolver are charged a fee of 0.75% per annum. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at December 31, 2011 was $262.3 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under our senior secured credit facility and the December 15, 2013 maturity of the Notes. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement we entered into as of October 25, 2010. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2011, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of December 31, 2011:

	Required			Actual
Maximum leverage ratio		5.00		2.92
Minimum interest coverage ratio		1.80		3.61
Maximum annual capital expenditures	not to exceed $	18.1 million	(1)	$14.0 million	(2)

(1)	The maximum annual capital expenditures consists of $15.0 million plus $3.1 million of allowed carry over from the fiscal year ended December 31, 2010.
(2)	The $14.0 million does not include $1.4 million of capital expenditures associated with Permitted Acquisitions under the senior secured credit facility.

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations, debt service requirements and other committed obligations. Our ability to access additional capital in the long-term depends on the availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. From time-to-time, we review our long-term financing and capital structure. During 2012, we will explore alternatives to our current financing prior to the maturity of the senior secured credit facility and Notes. These alternatives may include the issuance of additional long-term debt, refinancing our credit facility or other restructurings or financings.

Capital expenditures

Capital expenditures were $15.4 million for fiscal 2011. Capital expenditures for fiscal 2012 are expected to be approximately $17 million including approximately $1.5 million of capital expenditures related to recent acquisitions. Capital expenditures are discretionary and generally made to replace existing assets, support new business or customer initiatives, increase productivity, facilitate cost reductions, or meet regulatory requirements. Our operations typically do not have large capital requirements. By comparison, our depreciation expense on properties, plants, and equipment was $13.9 million in fiscal 2011.

Income taxes

As of December 31, 2011, we have utilized all of our Net Operating Loss Carryforwards (NOLs) in the United States and Canada. Given our ability to generate income and the utilization of these NOLs, we expect to generate taxable income in 2012 and pay significantly more cash income taxes than we have in the past.

Cash flow

Year ended December 31, 2011 compared to the year ended December 31, 2010

Cash flows from operating activities. Net cash provided by operating activities was $46.5 million for fiscal 2011 as compared to $56.7 million for fiscal 2010. The primary reason for this decrease was the reduction in income from operations for fiscal 2011 compared to fiscal 2010. In addition, increases in receivables and inventories resulted in a further reduction in cash provided by operating activities. The impacts of these items were partially offset by the fiscal 2010 payment of $4.2 million for an exclusive supply agreement.

Cash flows from investing activities. Net cash used in investing activities was $38.9 million for fiscal 2011 as compared to $13.9 million for fiscal 2010. The increase in cash used in investing activities is due to an increase in net cash paid for business acquisitions of $21.5 million to $23.5 million in fiscal 2011 from $2.0 million in fiscal 2010 and an increase in capital expenditures of $3.5 million to $15.4 million for fiscal 2011 compared to $11.9 million for fiscal 2010.

Cash flows from financing activities. Net cash used in financing activities was $4.1 million for fiscal 2011 as compared to $44.1 million for fiscal 2010. The primary reason for this decrease was the Company’s decision to utilize cash for debt reduction in fiscal 2010 compared to using cash and borrowings on the Revolver to fund acquisitions in fiscal 2011. During fiscal 2010, the Company used $42.4 million of cash to reduce the outstanding principal on the senior secured credit facility compared to the $5.0 million in principal payments on the senior secured credit facility in fiscal 2011 and the $15.0 million paid in fiscal 2011 to voluntarily redeem Notes. In addition, the company borrowed $16.0 million on the Revolver in connection with funding acquisitions and to partially finance the aforementioned $15.0 million voluntary redemption of Notes.

Year ended December 31, 2010 compared to the year ended December 31, 2009

Cash flows from operating activities. Net cash provided by operating activities was $56.7 million for fiscal 2010 as compared to $41.8 million for fiscal 2009. The primary reason for this increase was the greater income from operations, which increased to $63.6 million for fiscal 2010 compared to $46.0 million for fiscal 2009. In addition, cash paid for interest decreased to $25.4 million for fiscal 2010 compared to $26.6 million for fiscal 2009. The impacts of these items were partially offset by increases in working capital during fiscal 2010 and the payment of $4.2 million for an exclusive supply agreement.

Cash flows from investing activities. Net cash used in investing activities was $13.9 million for fiscal 2010 as compared to $12.8 million for fiscal 2009. The increase in cash used in investing activities was due to an increase in capital expenditures of $3.0 million to $11.9 million for fiscal 2010 compared to $8.9 million for fiscal 2009, partially offset by a reduction in net cash paid for business acquisitions. The net cash paid for business acquisitions decreased $1.9 million to $2.0 million for fiscal 2010 compared to $3.9 million for fiscal 2009.

Cash flows from financing activities. Net cash used in financing activities was $44.1 million for fiscal 2010 as compared to $30.0 million for fiscal 2009. The primary reason for this increase was the Company’s capability to make more principal repayments on outstanding debt during fiscal 2010 than during fiscal 2009. This capability was a direct result of the significant cash provided by operations. During fiscal 2010, the Company used $42.4 million of cash to reduce the outstanding principal on the senior secured credit facility compared to the $14.4 million in principal payments on the senior secured credit facility in fiscal 2009 and the $15.0 million paid in fiscal 2009 to extinguish an aggregate principal amount of $25.5 million of its Notes.

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

The Company adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles - Goodwill and Other” effective October 1, 2011. In accordance with the provisions of ASU 2011-08, the Company determined, on the basis of qualitative factors, that the fair value of the Company’s assets (including goodwill) is more likely than not greater than the carrying value of the Company’s assets. As such, further testing for impairment was unnecessary and no write-down in the carrying value of goodwill was recorded.

In connection with its goodwill impairment analysis for fiscal 2010 and fiscal 2009, the Company considered the three generally accepted approaches for valuing a business: the Income, Market and Cost approaches. Based on the nature of the Company’s businesses, its single reporting unit’s current and expected financial performance, and comparable external market data from which to establish fair value, the Company determined that a 50% weighting of the Income approach and a 50% weighting of the Market approach is appropriate in estimating the fair value of the single reporting unit under the first step of its impairment analysis. As such, the Company uses a discounted cash flow analysis consistent with our five year plan and market value of invested capital data from comparable companies that are publicly traded. The other key estimates and factors used include, but are not limited to, revenue and expense growth rates, changes in working capital, foreign exchange rates, and interest rates.

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

We are exposed to foreign currency exchange rate risk due to our operations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, the Philippines, Argentina, and Panama. Our results of operations can be impacted through foreign currency exchange rate risk (a) to the balance sheet components (assets and liabilities) and (b) through our foreign denominated revenue and expenses in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, and the Philippines. A 10% strengthening in the Canadian dollar against the U.S. dollar would have increased fiscal 2011 net income by $2.1 million. A 10% strengthening in any of the other currencies utilized by our subsidiaries, the British pound, the euro, the Mexican peso, the Hong Kong dollar, the Philippine peso, the Argentine peso, and Panamanian balboa against the U.S. dollar, would not have a material effect on the Company’s results of operations.

We do not use derivative financial instruments.

We have $102.4 million of variable rate debt outstanding at December 31, 2011. A 1% increase in the average interest rate would increase future interest expense by $0.7 million for 2012. To the extent we incur additional debt under our senior secured revolving credit facility, our exposure to variable rate interest rates will increase.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

The Company completed several acquisitions during 2011. The majority of our 2011 acquisitions were incorporated into our control structure and are included in management’s assessment. The largest of our 2011 acquisitions was an acquisition of the operations of a Tampa, Florida based company effective June 20, 2011. As permitted by the SEC, management’s assessment as of December 31, 2011 did not include the internal controls of the Tampa acquisition, which is included in the Company’s consolidated financial statements as of December 31, 2011.

Based on management’s assessment, which excluded an assessment of internal control of the operations acquired in Tampa, management has concluded that the Company’s internal control was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

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

Changes in internal control over financial reporting

The Company is in the process of implementing the Order to Cash module in its enterprise resource planning system for most of its U.S. and Canadian locations. This implementation is being completed in stages and will result in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate recent acquisitions into corporate processes. No potential internal control changes due to recent acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Tampa acquisition is expected to be fully integrated into corporate processes by the end of the second quarter of 2012. All other 2011 acquisitions have been fully integrated into corporate processes.

Except as discussed above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth certain information with respect to the persons who are members of the Registrant’s Board of Directors and our executive officers.

Name	Age*	Position
Henry R. Baughman	64	President, Chief Executive Officer and Director
Luca C. Naccarato	51	Executive Vice President; Chief Executive Officer of Southern Graphic Systems- Canada, Co.
James M. Dahmus	55	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Joseph M. Silvestri	49	Director
John P. Civantos	43	Director
Thomas L. Hammond	76	Director
Richard Leong	39	Director

*	As of March 31, 2012.

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

Joseph M. Silvestri has been a Managing Partner at Court Square Capital Partners, a private equity firm, since July 2006, and became one of our directors in connection with our formation in November 2005. Mr. Silvestri previously was a Managing Partner of Citigroup Venture Capital (“CVC”), also a private equity firm, having joined CVC in 1990. Mr. Silvestri received his B.S. from Penn State University and his MBA from Columbia Business School. Mr. Silvestri has served as a director of MacDermid, Incorporated since 1999 and currently serves on the compensation committee of that company’s board. He has served as a director of Triumph Group since 2008, having previously served as a director from 1993 to 2005; he currently serves on the audit, finance, and nominating and corporate governance committees of that company’s board. Mr. Silvestri is also a director of Auto Europe Group and Newmarket, Inc. Mr. Silvestri’s qualifications as a director of our company include his experience in managing private equity investments in a variety of portfolio companies, his prior and current service as a director of a number of publicly and privately held companies, his knowledge of the markets and industry in which we participate and related markets and industries, and his service since 2005 as a director of SGS International, Inc.

John P. Civantos has been a Partner at Court Square Capital Partners, a private equity firm, since July 2006, and became one of our directors in connection with our formation in November 2005. Mr. Civantos previously was a Partner of CVC, having joined CVC in 2004 after serving for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to that, he was with Morgan Stanley & Co. Mr. Civantos served as a director of MSX-IBS Holdings, Inc. from 2007 to 2011 and on the compensation committee of that company’s board from 2008 to 2011. Mr. Civantos has served as a director of Remy International, Inc. since 2004 and on that company’s board’s audit committee since 2005. Mr. Civantos’ qualifications as a director of our company include his experience in managing private equity investments in a variety of portfolio companies, his prior and current service as a director of a number of publicly and privately held companies, his knowledge of the markets and industry in which we participate and related markets and industries, and his service since 2005 as a director of SGS International, Inc.

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

Richard Leong became one of our directors in February 2006. Mr. Leong served as the Managing Director of Flexo Manufacturing Corporation, a Philippines-based maker of flexible packaging, from 2004 to June 2009 and served as that company’s Executive Vice President from 1996 to 2003. He served as the Chairman of Tigerpack Ltd. (Shanghai), a flexible packaging maker located in China, from 1997 to 2011. Mr. Leong became Managing Director of Lyon Capital Management Pte. Ltd., an asset management company based in Singapore, in October 2009. Mr. Leong served as the Chief Investment Advisor to Lyon Capital Partners, a private investment fund, until September 2009. Lyon Capital Management Pte. Ltd. provides investment advisory services to, and is affiliated with, Lyon Capital Partners and our shareholder Lyon Southern, Inc. Mr. Leong is also a director of Kirk Engineering Pty Ltd. and of the Malulani Group LLC. Mr. Leong received his BS in Economics, with a concentration in Decision Sciences, from the Wharton School of the University of Pennsylvania. Mr. Leong’s qualifications as a director of our company include his experience as an investment advisor, his experience in senior executive level positions with, and service as a director of, companies participating in the markets and industry in which we participate and related markets and industries, and his service since 2006 as a director of SGS International, Inc.

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

Based on its review of competitive compensation packages, the Compensation Committee approved increases to the base salaries of Messrs. Baughman, Dahmus and Naccarato of 6%, 6%, and 4%, respectively, effective April 1, 2011. The base salaries of Messrs. Baughman, Dahmus and Naccarato increased to $404,839, $309,252, and $324,775, respectively, effective April 1, 2011.

The Company implemented a compensation plan for the 2011 calendar year. The primary purpose of this plan was to encourage collaboration among departments, plants and regions within our organization. Additionally, this plan was designed to help improve overall production and quality while reducing waste and lowering our costs. The plan was based on achievement of the Company’s 2011 business plan with respect to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee. The Compensation Committee believes that EBITDA, adjusted for certain expenses, is useful for assessing the Company’s operating performance, is an indicator of our ability to generate cash to pay interest and support debt, and allows us to compare our performance against companies within and across industries.

The plan, which covered all salaried and hourly employees (including the Executives) who were employed as of January 1, 2011 and remained employed as of the applicable payment date(s), provided for up to two one-time payments, to be paid in July and December of 2011, each from a pool equal to one percent of the collective January 1, 2011 salaries/wages of the employees in that pool. For the Executives, the pool comprised the Executives and any other officers at the level of Senior Vice President and above. The Compensation Committee had discretion to award each of the Executives and other officers in the Executives’ pool more or less than one percent of such Executive’s or other officer’s individual salary, but the total payment to all Executives and other officers in the Executives’ pool was not to exceed one percent of such individuals’ collective salaries as of January 1, 2011.

Payments under the plan were to be made only if the Company achieved or was within $1,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the first six months of 2011 and/or achieved or was within $2,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the full 2011 calendar year. The Company achieved within $1,000,000 of its goal for EBITDA for the first six months of 2011 and each Executive received a payment in July 2011 equal to one percent each Executive’s salary as of January 1, 2011. As the Company did not achieve within $2,000,000 of its goal for EBITDA (as adjusted for certain expenses) for the full 2011 calendar year, no additional payment was made in December. The payments made to Messrs. Baughman, Dahmus and Naccarato under the 2011 Special Compensation Plan were $3,819, $2,917, and $3,123, respectively.

Annual Bonus Compensation

The Company established the Management Incentive Bonus Plan to drive behaviors and motivate our employees to maximize profit and improve the Company’s productivity and cash flow. The bonus plan’s goal is to provide for commensurate reward for the eligible employees, including Executives, contributing to those profits and efficiencies.

The Compensation Committee reviews the bonus targets and related goals and objectives annually. For the 2011 plan year we established EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain expenses as allowed by the Compensation Committee, and cash flow, adjusted for certain interest and taxes, capital spending, changes in working capital and other items allowed by the Compensation Committee, as financial performance metrics for the Executives. EBITDA performance measures our operational cash flow generated. The Compensation Committee believes that EBITDA (as adjusted for certain expenses) is useful for assessing the operating performance of the business, is an indicator of our ability to generate cash to pay interest and support debt and is an appropriate performance measure for the Company because it allows us to compare our performance against companies within and across industries. The Compensation Committee believes that cash flow (as adjusted for certain items) is a meaningful performance measure because it closely measures our progress toward achieving our Company objective of reducing debt-related service costs and improving Company net worth.

Each Executive has an individual bonus target expressed as a percentage of base salary. For the 2011 plan year, EBITDA (as adjusted for certain expenses) was weighted at 80% and cash flow (as adjusted for certain items) was weighted at 20% of their total management incentive bonus. The Company exceeded its minimum threshold for 2011 EBITDA (as adjusted for certain expenses), but did not reach the target level. The company exceeded its target for 2011cash flow (as adjusted for certain items).

Messrs. Baughman, Dahmus and Naccarato had target bonus amounts set at 50% of their respective base salary, while their threshold and maximum bonus opportunities were set at 1% and 100% of their base salaries, respectively. The bonuses for Messrs. Baughman, Dahmus and Naccarato are calculated according to a special performance grid which reflects their status as the Company’s three highest ranking officers. The fact that the Company achieved a level between the minimum threshold and target for 2011 EBITDA (as adjusted for certain expenses), exceeded its target for 2011 cash flow (as adjusted for certain items), and the relative weighting of those two measures, resulted in each such Executive receiving a bonus equal to 34.14% of his base salary, or 68.28% of his target bonus. The resulting bonus payment amounts are shown in the Summary Compensation Table, below, in the column entitled “Non-Equity Incentive Plan Compensation.”

For 2012, the Compensation Committee has determined that no changes to the Executives’ threshold, target and maximum bonus opportunities will be made. In addition, for 2012, bonuses under the Management Incentive Bonus Plan will continue to be based on the Company’s achievement of EBITDA and cash flow goals, with the same weighting for each goal as was in effect during 2011.

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

The Retirement Savings Plan is available to all employees, including the Executives. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 100% of their annual pay to the plan on a pre-tax basis, not to exceed the annual dollar IRS limitation, which was $16,500 in 2011. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions. Employer contributions to this plan become 100% vested after three years of service. All of the Executives are 100% vested in this plan.

The Executives are also eligible to participate in the Deferred Compensation Plan. This plan allows plan participants to continue to contribute a percentage of their annual pay on a pre-tax basis after they have reached the annual dollar IRS limitation in the Retirement Savings Plan. The plan is funded with both employer and employee contributions. Plan participants may voluntarily contribute from 1% to 100% of their annual pay to the plan on a pre-tax basis. The plan provides for Company matching contributions of up to 6% of the plan participant’s pre-tax eligible contributions. Employer contributions to this plan become 100% vested after three years of service. All of the participating Executives are 100% vested in this plan.

Each Executive receives a monthly auto allowance to assist with travel expenses. The monthly auto allowances in 2011 for Messrs. Baughman, Dahmus and Naccarato were $1,300, $1,000, and $1,300, respectively.

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

COMPENSATION COMMITTEE

Joseph M. Silvestri

John P. Civantos

Thomas L. Hammond

Compensation Summary

The following table summarizes the principal components of compensation for our Chief Executive Officer, Chief Financial Officer and Executive Vice President for our 2011, 2010 and 2009 fiscal years. We refer to these persons as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Year	Salary $	Non-Equity Incentive Plan Compensation $ (1)	All Other Compensation $ (2)	Total $

Henry R. Baughman President and Chief Executive Officer, Director	2011	$399,111	$138,225	$48,029	$585,365
	2010	$380,070	$381,924	$46,514	$808,508
	2009	$360,000	$222,100	$44,863	$626,963

James M. Dahmus Senior Vice President and Chief Financial Officer	2011	$304,876	$105,589	$36,478	$446,943
	2010	$290,331	$291,747	$32,311	$614,389
	2009	$275,000	$169,660	$31,988	$476,648

Luca C. Naccarato Executive Vice President	2011	$321,652	$110,889	$60,143	$492,684
	2010	$312,284	$312,284	$34,610	$659,178
	2009	$303,188	$187,051	$34,065	$524,304

(1)

Represents each named executive officer’s fiscal year bonus earned under the Management Incentive Bonus Plan for the relevant year. Please see the description in the Compensation Discussion and Analysis above under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s 2011 threshold, target and maximum bonus opportunity under the Management Incentive Plan. In addition, the amounts for 2011 and 2009 also include awards under the Company’s special 2011 compensation plan and special 2009 compensation plan, respectively. Under the special 2011 compensation plan, employees received a bonus award from a pool equal to one percent of the collective January 1, 2011 salaries/wages of the employees in that pool. For the Executives, the pool comprised the Executives and any other officers at the level of Senior Vice President and above. The bonus award was a result of the Company’s EBITDA achievement and related EBITDA goal. Bonuses equal to 1% of base salary were awarded to each of the Executives under the Company’s special 2011 compensation plan, and totaled $3,819, $2,917, and $3,123 for Messrs. Baughman, Dahmus, and Naccarato, respectively. As described in our 2009 Annual Report on Form 10-K, pursuant to the terms of the special 2009 compensation plan, all employees of the Company (including the Executives) received a bonus award equal to 1.5% of their salary in July 2009 (based on the Company’s achievement of its EBITDA goal) and an additional bonus award equal to 1.5% of their salary in January 2010 (based on the Company’s achievement of its 2009 full-year business plan). Accordingly, bonuses equal to 3% of base salary were awarded to each of the Executives under the Company’s special 2009 compensation plan, and totaled $10,800, $8,250, and $9,095 for Messrs. Baughman, Dahmus, and Naccarato, respectively.
(2)	Amounts reported under the “All Other Compensation” column consist of the following:

Name and Principal Position	Year	Company Contributions to Retirement Savings Plan $(1)	Company Contributions to Non-Qualified Deferred Compensation Plan $(2)	Other $(3)	Total $

Henry R. Baughman President and Chief Executive Officer, Director	2011	$6,188	$18,455	$23,386	$48,029

James M. Dahmus Senior Vice President and Chief Financial Officer	2011	$14,700	$2,840	$18,938	$36,478

Luca C. Naccarato Executive Vice President	2011	$6,188	$13,299	$40,656	$60,143

(1)	The Retirement Savings Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(2)	The Deferred Compensation Plan provides for matching contributions not greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the plan participant’s compensation.
(3)	Other compensation includes auto allowance ($15,600, $12,000, and $15,600 for Messrs. Baughman, Dahmus and Naccarato, respectively), phone allowance (zero, $990, and zero for Messrs. Baughman, Dahmus and Naccarato, respectively), unused paid vacation ($7,786, $5,948, and zero for Messrs. Baughman, Dahmus and Naccarato, respectively), and relocation expenses (zero, zero, and $25,056 for Messrs. Baughman, Dahmus and Naccarato, respectively).

Employment Agreements

We entered into employment agreements with Messrs. Baughman and Naccarato in connection with the closing of the Acquisition. The term of these employment agreements was initially three years for Mr. Baughman but was subsequently extended to five years, and was initially four years for Mr. Naccarato but was subsequently extended to five years. Mr. Baughman’s and Mr. Naccarato’s employment agreements were amended on March 12, 2009 and December 15, 2009, respectively, to extend the term of each agreement through December 31, 2010. The term of each agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Because notice of non-renewal has not been provided, the term of each such agreement has been extended through December 31, 2012. Based on its review of competitive compensation packages, the Compensation Committee approved increases to the base salaries of Messrs. Baughman and Naccarato of 6% and 4%, respectively, effective April 1, 2011. The base salaries of Messrs. Baughman and Naccarato increased from $381,924 to $404,839 and from $312,284 to $324,775, respectively.

We entered into an employment agreement with Mr. Dahmus on April 10, 2006. The term of the employment agreement was initially three years, but Mr. Dahmus’ employment agreement was amended on March 12, 2009 to extend the term through April 10, 2011. The employment agreement will automatically renew for successive one-year periods, unless either party gives written notice to the other not less than ninety days prior to the end of the then current term. Because notice of non-renewal has not been provided, the term of Mr. Dahmus’ employment agreement has been extended through April 10, 2013. Based on its review of competitive compensation packages, the Compensation Committee approved a 6% increase to the base salary of Mr. Dahmus effective April 1, 2011. The bases salary of Mr. Dahmus increased from $291,747 to $309,252.

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

Each Executive’s employment will terminate automatically upon his death. We may terminate an Executive’s employment for any disability that has continued for a period of 180 days. We may also terminate an Executive’s employment at any time for “cause” (as defined below) upon written notice. We may also terminate an Executive’s employment at any time without cause, upon written notice. An Executive may terminate his employment upon not less than thirty days written notice prior to the effective date of such termination. If an Executive terminates his employment for “good reason” (as defined below) it will be deemed to be a termination of the Executive’s employment without cause by us.

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

The employment agreements also provide that, during an Executive’s employment and for a period of twenty-four months after the end of the Executive’s employment with us for Messrs. Baughman and Naccarato and twelve months after the end of the Executive’s employment for Mr. Dahmus, referred to below as the “non-competition period,” the Executive may not: (i) compete, directly or indirectly, with us; (ii) solicit or hire current and former employees; or (iii) solicit current and former customers. In consideration of an Executive’s non-competition and non-solicitation agreement with respect to periods after termination of employment, we will pay the Executive an amount equal to 50% of his base salary during the non-competition period if the Executive’s employment was terminated without cause or for good reason. The expiration of the term of the employment agreements (including notice of non-renewal) is not considered a termination without cause. If an Executive breaches any of the non-competition or non-solicitation restrictions, the Executive will waive and forfeit any and all rights to any further payments under his employment agreement and will repay any severance pay received under such agreement to us.

GRANTS OF PLAN-BASED AWARDS

Below is a summary of the non-equity incentive plan awards granted to each named executive officer in 2011:

Name and Principal Position	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold $	Target $	Maximum $

Henry R. Baughman President and Chief Executive Officer, Director	N/A	$4,048	$202,420	$404,839

James M. Dahmus Senior Vice President and Chief Financial Officer	N/A	$3,093	$154,626	$309,252

Luca C. Naccarato Executive Vice President	N/A	$3,248	$162,388	$324,775

(1)	Please see the description in the Compensation Discussion and Analysis above, under the heading “Annual Bonus Compensation,” for an explanation of each Executive’s threshold, target and maximum bonus opportunity for 2011 under the Management Incentive Bonus Plan. The Estimated Future Payouts Under Non-Equity Incentive Plan Awards are determined using the Management Incentive Bonus Plan and are based on 2011 salaries. Based on the Company’s 2011 performance, Messrs. Baughman, Dahmus and Naccarato earned bonuses under the Management Incentive Bonus Plan equal to $138,225, $105,589 and $110,889 respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Below is a summary of the outstanding equity awards held by each named executive officer as of December 31, 2011:

Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Options Exercise Price $	Option Expiration Date
Henry R. Baughman President and Chief Executive Officer, Director	None	None	None

James M. Dahmus Senior Vice President and Chief Financial Officer	1,500	$113	7-25-2016

Luca C. Naccarato Executive Vice President	None	None	None

(1)	On July 25, 2006, the Board of Directors of Southern Graphics Inc. adopted the Stock Incentive Plan. Also on July 25, 2006, the Board of Directors of Southern Graphics Inc. approved the grant under the Stock Incentive Plan to James M. Dahmus of options to acquire an aggregate of 1,500 shares of Southern Graphics Inc. Class A common stock, par value $.01 per share. The options granted on July 25, 2006, are non-qualified stock options that will terminate on July 25, 2016, and have an exercise price that has declined (but not below the fair market value of the underlying shares on the grant date) through July 1, 2010. The option price has declined in accordance with a schedule that was established at the grant date and is set forth in Mr. Dahmus’s option agreement. The option price is $113 in accordance with such schedule. The options became exercisable with respect to 300 shares on December 31 of each of 2006, 2007, 2008, 2009 and 2010.

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

NONQUALIFIED DEFERRED COMPENSATION

Name and Principal Position	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (1) ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE(2) ($)

Henry R. Baughman
President and Chief Executive Officer, Director	$240,176	$18,455	$11,036	$631,356

James M. Dahmus
Senior Vice President and Chief Financial Officer	$32,788	$2,840	$(1,107)	$34,521

Luca C. Naccarato
Executive Vice President	$35,464	$13,299	$(12,505)	$253,557

(1)	Registrant Contributions are reported as “Contributions to Non-Qualified Deferred Compensation” in the All Other Compensation Table that supplements the Summary Compensation Table, and Executive Contributions are included in the “Base Salary” or “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.
(2)	The Aggregate Balance at Last FYE includes amounts reported in compensation in prior years. Registrant Contributions for Mr. Baughman were $17,381 in 2010 and $16,152 in 2009. Executive Contributions for Mr. Baughman were $46,350 in 2010 and $96,759 in 2009. Registrant Contributions for Mr. Naccarato were $12,822 in 2010 and $12,277 in 2009. Executive Contributions for Mr. Naccarato were $34,193 in 2010 and $32,738 in 2009.

Potential Payments upon Termination or Change in Control

The provisions of each Executive’s employment agreement regarding amounts he is entitled to receive upon certain terminations of employment are described in detail above in the section entitled “Employment Agreements.” The table below is the summary of the estimated termination and change in control benefits that would be paid to or received by each named executive officer if the relevant event occurred on December 31, 2011.

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

In addition, the amounts that each of the Executives would have received under the Deferred Compensation Plan if his employment was terminated for any reason on December 31, 2011 are reported above in the Nonqualified Deferred Compensation table.

TERMINATION AND CHANGE IN CONTROL BENEFITS

Name and Principal Position	Termination With Cause/ Without Good Reason	Termination Without Cause/For Good Reason	Disability	Change In Control

Henry R. Baughman (1) President and Chief Executive Officer, Director
Cash Payments		$1,012,098	$202,420
Health and welfare benefits		$41,796	—
Total		$1,053,894	$202,420

James M. Dahmus (2) Senior Vice President and Chief Financial Officer
Cash Payments		$463,878	$154,626
Health and welfare benefits		$20,898	—
Total		$484,776	$154,626

Luca C. Naccarato (3) Executive Vice President
Cash Payments		$811,938	$162,388
Health and welfare benefits		$41,796	—
Total		$853,734	$162,388

(1)	If terminated without cause or for good reason, Mr. Baughman would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twenty four (24) months. If Mr. Baughman were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Baughman would be entitled to continued participation in the welfare benefit plans for a period of twenty four (24) months. Finally, Mr. Baughman would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. For purposes of this table, the incentive bonus amount is assumed to equal the full target bonus for one year. In the case of termination for disability, Mr. Baughman would be entitled only to a pro-rata portion of his target incentive bonus for the year terminated.
(2)	If terminated without cause or for good reason, Mr. Dahmus would be paid severance in the amount equal to fifty percent (50%) of his base salary and a non-competition/non-solicitation payment in the amount equal to fifty percent (50%) of his base salary, in each case for a period of twelve (12) months. If Mr. Dahmus were to breach his non-competition or non-solicitation restrictions, he would forfeit all rights to further payments and would be required to repay any severance he had received. Additionally, Mr. Dahmus would be entitled to continued participation in the welfare benefit plans for a period of twelve (12) months. Finally, Mr. Dahmus would be paid an incentive bonus amount equal to the full target incentive bonus for the year terminated prorated by the number of months worked in the year terminated. For purposes of this table, the incentive bonus amount is assumed to equal the full target bonus for one year. In the case of termination for disability, Mr. Dahmus would be entitled only to a pro-rata portion of his target management incentive bonus for the year terminated.
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

Compensation of Directors

Below is a summary of 2011 Director compensation. Directors (other than management directors) are paid $15,000 per year for serving on our Board of Directors and are reimbursed for out-of-pocket expenses incurred in connection with attending our Board of Directors meetings. Management directors receive no additional compensation for serving on the Board of Directors but are reimbursed for out-of-pocket expenses incurred in connection with attending our Board of Directors meetings.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total $

Joseph M. Silvestri (1)	$15,000	None	None	None	None	None	$15,000

John P. Civantos (1)	$15,000	None	None	None	None	None	$15,000

Thomas L. Hammond	$15,000	None	None	None	None	None	$15,000

Richard Leong	$15,000	None	None	None	None	None	$15,000

(1)	Messrs. Silvestri and Civantos are affiliates of Court Square Advisor LLC, which receives an annual fee from the Company pursuant to an Advisory Agreement.

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

Messrs. Silvestri and Civantos were officers of the Registrant before the Acquisition and resigned their positions on December 30, 2005 effective with the Acquisition. Mr. Hammond was the former Chief Executive Officer of Southern Graphic Systems, Inc. from 2000 until 2002, when he retired. None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions; however, Mr. Baughman, our President and Chief Executive Officer, makes recommendations to the Compensation Committee regarding compensation (other than his own) for the Company’s executive officers and officers at the level of Senior Vice President and above.

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

EQUITY COMPENSATION PLANS

The Registrant has no equity compensation plans under which equity securities of the Registrant are authorized for issuance. The following table provides information relating to the Southern Graphics Inc. Stock Incentive Plan as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	9,100	$115	21,900
Equity compensation plans not approved by security holders	—	—	—

Total	9,100	$115	21,900

[1]	Southern Graphics Inc. is the sole shareholder of the Registrant’s outstanding common stock. This plan was approved by the Board of Directors of Southern Graphics Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Joseph Silvestri, one of our directors, has served and continues to serve as a director of one of our vendors. Investment funds managed by Mr. Silvestri’s affiliate, Court Square Capital Partners, acquired majority ownership of this vendor in April 2007. The Company purchased products from this vendor for approximately $5,155,000 in 2011, $5,531,000 in 2010, and $3,262,000 in 2009. The Company believes that these purchases, which represent approximately 1% or less of total revenues of the vendor in all three periods, were made on terms at least as favorable as would have been available from other parties. The Company used, and continues to use, this vendor as an additional source for the type of products purchased. John Civantos, who is also one of our directors, is also an affiliate of this vendor.

DIRECTOR INDEPENDENCE

Director	Independent[1]
Henry R. Baughman	No
John P. Civantos[2,3]	Yes
Thomas L. Hammond[3]	Yes
Richard Leong[2]	Yes
Joseph M. Silvestri[2,3]	Yes

[1]	As defined by NASDAQ Rule 5605(a)(2)
[2]	Member of Audit Committee
[3]	Member of Compensation Committee

Item 14.	Principal Accountant Fees and Services

Aggregate fees billed to the Company for the fiscal years ending December 31, 2011 and 2010 by the Company’s principal accounting firm, BDO USA, LLP, were as follows:

	2011	2010

Audit fees	$588,255	$597,319
Tax fees	2,434	—

Total	$590,689	$597,319

Audit fees consist of fees billed or agreed to be billed for services relating to the audit of our Company’s annual financial statements and reviews of the interim financial statements. The tax fees for the fiscal year ended December 31, 2011 relate to professional services in connection with filings with the United States Internal Revenue Service. The Audit Committee pre-approves both the type of services to be provided by the Company’s principal accounting firm and the estimated fees related to these services. The services provided by BDO USA, LLP were pre-approved by the Audit Committee.

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

4.15	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.16	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.17	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

9.1	Stockholder Agreement, dated as of December 30, 2005, among Southern Graphics Inc. (the Registrant’s parent) and the parties referred to therein, incorporated by reference to exhibit 9.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.1	Acquisition Agreement dated as of November 11, 2005, by and among the Registrant, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.2	First Amendment to the Acquisition Agreement dated as of December 30, 2005, by and among the Registrant, Project Dove Holdco, Inc., Southern Graphics Systems-Canada, Co. SGS-UK Holdings Limited, RMC Delaware, Inc., Southern Graphic Systems-Canada, Ltd., and Alcoa UK Holdings Limited, incorporated by reference to exhibit 10.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.3	Indenture. See Exhibit 4.3.

10.4	Supplemental Indenture. See Exhibit 4.6.

10.5	Registration Rights Agreement. See Exhibit 4.7.

10.6	Credit Agreement. See Exhibit 4.8.

10.7	First Amendment to Credit Agreement. See Exhibit 4.9.

10.8	Security Agreement. See Exhibit 4.10.

10.9	Canadian Security Agreement. See Exhibit 4.11.

10.10	Debenture. See Exhibit 4.12.

10.11	Amendment Agreement. See Exhibit 4.14.

10.12	Amended and Restated Credit Agreement. See Exhibit 4.15.

10.13	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents. See Exhibit 4.16.

10.14	Supplemental Debenture. See Exhibit 4.17.

10.15*	Employment Agreement, dated December 30, 2005, between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.12 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.16*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.13 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.17*	Supplemental Pension Agreement, dated as of April 6, 1999 between Southern Graphic Systems, Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.14 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.18*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to exhibit 10.5 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.19*	Agreement, dated as of August 9, 2006, regarding vesting of management investment, between Southern Graphics Inc. and Henry R. Baughman, incorporated by reference to exhibit 10.7 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.20*	Employment Agreement, dated December 30, 2005, between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.15 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.21*	Amendment, dated as of January 15, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.16 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.22*	Agreement, dated as of June 23, 2003, regarding reimbursement of educational expenses between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.17 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.23*	Amendment, dated as of August 9, 2006, to Employment Agreement dated December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to exhibit 10.6 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.24	Stock Purchase Agreement, dated November 4, 2005, by and among Omnipack PLC, SGS-UK Limited, and Daniel M. Bejarano, incorporated by reference to exhibit 10.28 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.25	Advisory Agreement between the Registrant and Court Square Advisors LLC (as assignee of CVC Management LLC) dated December 30, 2005, incorporated by reference to exhibit 10.29 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.26	Deed of Lease dated as of April 2005 between 5301 Lewis Road, L.L.C. and Southern Graphic Systems, Inc., incorporated by reference to exhibit 10.30 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.27*	Stockholder Agreement. See Exhibit 9.1.

10.28*	Employment Agreement, dated as of April 10, 2006, between the Registrant and James M. Dahmus, incorporated by reference to exhibit 10.32 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

10.29*	Southern Graphic Systems, Inc. Deferred Compensation Plan Effective April 1, 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended June 30, 2006, File No. 333-133825

10.30*	Southern Graphics Inc. Stock Incentive Plan, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2006, File No. 333-133825

10.31*	Form of Stock Option Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.31)

10.32*	Form of Subscription Agreement for Southern Graphics Inc. Stock Incentive Plan (included in Exhibit 10.31)

10.33*	SGS International, Inc. Management Incentive Plan - 2006, incorporated by reference to exhibit 10.1 to the Registrant’s Form 10-Q Report for the quarter ended September 30, 2006, File No. 333-133825

10.34	Asset Purchase Agreement dated as of February 28, 2007, between C. M. Jackson Associates, Inc. and Southern Graphic Systems, Inc., incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed April 13, 2007, File No. 333-133825

10.35	Share Sale and Purchase Agreement dated April 2, 2007 among (1) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (2) SGS Packaging Europe Holdings Limited and (3) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.36	Share Sale and Purchase Agreement dated April 2, 2007 among (1) Mr. P.E. McGurk, Mr. L. McGurk, Ms. A.L. Austin, Mr. J.R. McCarthy and (2) SGS Packaging Europe Holdings Limited and (3) McGurk Group Limited, Mr. P.J. Fraine, Ms J.K. Martindale, Ms A.J. Crisp and (4) Mr. P.E. McGurk and (5) the Registrant incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

10.37	Share Purchase Agreement, dated as of January 2, 2008, between Southern Graphic Systems-Canada, Co., Janko Herak, Adrianne Herak, Adrianne Herak Trust and C.J.K. Photo Engravers Limited, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated December 27, 2007, filed January 3, 2008, File No. 333-133825

10.38*	First Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed March 20, 2008, File No. 333-133825

10.39*	Second Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 10, 2009, filed February 13, 2009, File No. 333-133825

10.40*	Third Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 9, 2009, File No. 333-133825

10.41*	Amendment, dated as of March 12, 2009, to Employment Agreement dated December 30, 2005 between the Registrant and Henry R. Baughman, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.42*	Amendment, dated as of March 12, 2009, to Employment Agreement dated as of April 10, 2006 between the Registrant and James M. Dahmus, incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 12,2009, File No. 333-133825

10.43*	Third Amendment, dated as of December 15, 2009, to Employment Agreement dated as of December 30, 2005 between the Registrant and Luca C. Naccarato, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2009, filed December 17, 2009, File No. 333-133825

10.44*	Fourth Amendment of the Southern Graphic Systems, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 13, 2011, filed December 16, 2011, File No. 333-133825

21.1	Subsidiaries of the Registrant

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2012	SGS INTERNATIONAL, INC.

	By:	/s/ HENRY R. BAUGHMAN
	Name:	Henry R. Baughman
	Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. BAUGHMAN	President, Chief Executive Officer and Director	March 21, 2012
Henry R. Baughman	(Principal Executive Officer)

/s/ James M. Dahmus	Senior Vice President and Chief Financial Officer	March 21, 2012
James M. Dahmus	(Principal Financial and Accounting Officer)

*	Director	March 21, 2012
Joseph M. Silvestri

*	Director	March 21, 2012
John P. Civantos

*	Director	March 21, 2012
Thomas L. Hammond

*	Director	March 21, 2012
Richard Leong

*By:	/s/ BENJAMIN F. HARMON, IV	March 21, 2012
Benjamin F. Harmon, IV
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder

SGS International, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of SGS International, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income and stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGS International, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee

March 21, 2012

SGS International, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2011 and December 31, 2010

(in thousands of dollars, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$12,859	$9,513
Receivables from customers, less allowances of $1,596 and $1,563 at December 31, 2011 and 2010, respectively	71,507	65,153
Inventories	13,719	9,753
Deferred income taxes	2,779	1,300
Income taxes receivable	2,272	161
Prepaid expenses and other current assets	3,965	3,122

Total current assets	107,101	89,002
Properties, plants and equipment, net	48,825	44,195
Goodwill	190,993	185,067
Other intangible assets, net	161,879	159,578
Deferred financing costs, net	2,188	3,535
Other assets	2,509	1,842

TOTAL ASSETS	$513,495	$483,219

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$20,642	$16,519
Accrued expenses	19,812	19,341
Accrued income taxes	2,283	199
Accrued interest	821	884
Current portion of long-term obligations	21,139	5,139

Total current liabilities	64,697	42,082
Long-term obligations, net of current portion	241,158	261,413
Non-current liabilities	2,881	2,814
Deferred income taxes	41,393	34,858

Total liabilities	350,129	341,167

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares outstanding	—	—
Additional capital	107,000	107,000
Accumulated other comprehensive income - unrealized translation adjustments, net of tax	975	2,479
Retained earnings	55,391	32,573

Total stockholder’s equity	163,366	142,052

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$513,495	$483,219

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2011, December 31, 2010, and December 31, 2009

(in thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

NET SALES	$379,336	$352,693	$323,457
COSTS OF OPERATIONS:
Cost of goods sold (exclusive of depreciation)	231,248	210,553	202,850
Selling, general, and administrative expenses	64,691	54,621	51,026
Depreciation and amortization	24,688	23,912	23,562

INCOME FROM OPERATIONS	58,709	63,607	46,019

NON-OPERATING EXPENSES:
Interest expense	26,191	26,552	29,917
Gain on debt extinguishment	—	—	(10,500)
Other expense, net	60	536	1,753

INCOME BEFORE INCOME TAXES	32,458	36,519	24,849
PROVISION FOR INCOME TAXES	9,640	15,301	10,749

NET INCOME	$22,818	$21,218	$14,100

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Stockholder’s Equity

Years Ended December 31, 2011, December 31, 2010, and December 31, 2009

(in thousands of dollars)

	Comprehensive Income	Common Stock	Additional Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance at December 31, 2008		$—	$107,000	$(2,745)	$(14,739)	$89,516

Comprehensive income:

Net income	$14,100	—	—	14,100	—	14,100
Unrealized translation adjustments	14,894	—	—	—	14,894	14,894

Comprehensive income	$28,994

Balance at December 31, 2009		—	107,000	11,355	155	118,510

Comprehensive income:

Net income	$21,218	—	—	21,218	—	21,218
Unrealized translation adjustments	2,324	—	—	—	2,324	2,324

Comprehensive income	$23,542

Balance at December 31, 2010		—	107,000	32,573	2,479	142,052

Comprehensive income:

Net income	$22,818	—	—	22,818	—	22,818
Unrealized translation adjustments	(1,504)	—	—	—	(1,504)	(1,504)

Comprehensive income	$21,314

Balance at December 31, 2011		$—	$107,000	$55,391	$975	$163,366

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, December 31, 2010, and December 31, 2009

(in thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cash from Operations
Net income	$22,818	$21,218	$14,100
Adjustments to reconcile net income to cash from operations:
Depreciation and amortization	24,688	23,912	23,562
Amortization of deferred financing fees	1,347	1,678	2,981
Foreign currency (gain) loss on senior secured term loan	29	(270)	825
Change in deferred income taxes	6,031	14,686	10,910
(Gain) loss on disposal of assets	(63)	305	160
Purchase of exclusive supply agreement	—	(4,163)	—
Amortization of exclusive supply agreement	833	736	—
Gain on acquisition	—	(593)	—
Gain on debt extinguishment, net	—	—	(10,500)
Increase (decrease) in cash due to changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,309)	(4,028)	(2,073)
Inventories	(3,668)	(774)	487
Prepaid expenses and other current assets	(659)	833	(170)
Accounts payable and accrued expenses	1,592	3,437	1,444
Income taxes payable	(114)	—	—
Noncurrent assets and liabilities	(67)	(288)	41

Net cash provided by operations	46,458	56,689	41,767

Investing Activities
Capital expenditures	(15,402)	(11,859)	(8,897)
Proceeds from sale of assets	11	25	66
Business acquisitions, net of cash acquired	(23,507)	(2,047)	(3,944)

Net cash used in investing activities	(38,898)	(13,881)	(12,775)

Financing Activities
Borrowings on revolving credit facility	24,000	—	22,727
Payments on revolving credit facility	(8,000)	—	(22,727)
Payments for deferred financing fees	—	(1,094)	—
Payments to redeem senior subordinated notes	(15,000)	—	—
Payments to extinguish senior subordinated notes	—	—	(15,000)
Payments on senior term loan and acqusition facility	(5,008)	(42,422)	(14,401)
Payments on other long-term debt	(129)	(595)	(645)

Net cash used in financing activities	(4,137)	(44,111)	(30,046)

Effect of exchange rate changes on cash	(77)	106	998

Net change in cash and cash equivalents	3,346	(1,197)	(56)

Cash and cash equivalents at beginning of period	9,513	10,710	10,766

Cash and cash equivalents at end of period	$12,859	$9,513	$10,710

The accompanying notes are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, December 31, 2010, and December 31, 2009

(Dollars in thousands, except per share amounts and where otherwise noted)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company”), headquartered in Louisville, Kentucky, operates in one operating business segment, prepress graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 39 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, the Philippines, and Argentina.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SGS International, Inc., its wholly owned subsidiaries and companies more than fifty percent owned. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, McGurk Studios Limited, Thames McGurk Limited, SGS Packaging Netherlands B.V., and SGS Asia Pacific Limited. These subsidiaries also include SGS Argentina S.R.L. from its inception in July 2011, SGS International Panama, S. de R.L. from its inception in September 2011, and SGS Packaging Chile Limitada from its inception in January 2009 through its dissolution in April 2010. These subsidiaries also included Backwell Design Inc. from May 2, 2008 through October 13, 2009, and Gemini Graphic Imaging Inc. from May 2, 2008 through September 9, 2009. On December 31, 2008, Backwell Design Inc. and Gemini Graphic Imaging Inc. transferred all of their assets and liabilities to Southern Graphic Systems-Canada, Co. and were dissolved on October 13, 2009 and September 9, 2009, respectively.

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

Properties, Plants and Equipment

Properties, plants and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets, averaging 20 years for structures, between 3 and 10 years for machinery and equipment, and 3 years for software. The provision for depreciation also includes depreciation on assets under capital lease arrangements. Properties, plants and equipment are evaluated for impairment when indicators of impairment exist. (Gains) losses from the sale of assets of ($63), $305, and $160 are included in other expense (income) for the years ended December 31, 2011, 2010, and 2009, respectively. Repairs and maintenance are charged to expense as incurred.

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

The Company adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other” effective October 1, 2011. In accordance with the provisions of ASU 2011-08, the Company determined, on the basis of qualitative factors, the fair value of the Company’s assets (including goodwill) is more likely than not greater than the carrying value of the Company’s assets. As such, further testing for impairment was unnecessary and no write-down in the carrying value of goodwill was recorded.

In connection with its goodwill impairment analysis for the years ended December 31, 2010 and December 31, 2009, the Company considered the three generally accepted approaches for valuing a business: the Income, Market and Cost approaches. Based on the nature of the Company’s businesses, its reporting unit’s current and expected financial performance, and comparable external market data from which to establish fair value, the Company determined that a 50% weighting of the Income approach and a 50% weighting of the Market approach appropriate in estimating the fair value of the single reporting unit under the first step of its impairment analysis. As such, the Company uses a discounted cash flow analysis consistent with its five year plan and market value of invested capital data from comparable companies that are publicly traded. The other key estimates and factors used include, but are not limited to, revenue and expense growth rates, changes in working capital, foreign exchange rates, and interest rates. The impairment tests in 2010 and 2009 supported the carrying value of goodwill, and as such, no write-downs in the carrying value of goodwill were recorded.

Impairments of Other Intangible Assets and Long-Lived Assets

Other intangible assets and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets is determined by a comparison of the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The Company has not recorded impairment losses on other intangible assets or long-lived assets in the consolidated financial statements for 2011, 2010, or 2009.

Deferred Financing Costs

Deferred financing costs reflect costs incurred in connection with obtaining the financing for the Company’s acquisition of Southern Graphic Systems, Inc. and its affiliated businesses from its then parent, Alcoa Inc., on December 30, 2005 and the registration of the senior subordinated notes. Deferred financing costs are primarily amortized (included in interest expense) using the effective interest method, over the life of the related debt. During 2011, 2010 and 2009, the Company accelerated the amortization of deferred financing costs related to the December 2011 redemption of $15,000 of the Company’s 12% senior subordinated notes, the February 2009 cancellation of $25,500 of the Company’s 12% senior subordinated notes, and the optional principal repayments on the senior term loan. The Company recorded additional deferred financing costs of $1,094 related to the October 25, 2010 amendment and extension of its senior secured credit facility.

Accrued Health and Welfare Benefits

The Company is partially self-insured for health and welfare benefits. Our liability is limited by stop-loss insurance coverage provided by a third party. The accrual for health and welfare benefits is the Company’s best estimate of health and welfare costs incurred but not paid as of the balance sheet date. The Company estimates the liability for claims incurred by applying a lag factor to historical claims experience. As of December 31, 2011 and 2010, the Company had accrued $1,172 and $892, respectively, within accrued expenses for accrued health and welfare benefits.

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

Inventories and Cost of Goods Sold

Raw materials inventory is valued at the lower of cost or market with cost determined using the first-in, first-out method. Work-in-process inventory is valued at the lower of cost or net realizable value. The cost of inventory is determined net of vendor rebates. There is no finished goods inventory since all deliverables are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	December 31,	December 31,
	2011	2010

Raw materials	$5,553	$3,180
Work-in-process	8,166	6,573

	$13,719	$9,753

Shipping and Handling Costs

The Company includes amounts invoiced to customers for shipping and handling costs as a component of net sales. Net sales included $4,822, $4,598, and $4,779 for amounts invoiced to customers for shipping and handling costs for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized for the years ended December 31, 2011, 2010 or 2009.

Tax returns filed for all years subsequent to and including the one-day ended December 31, 2005 are currently still subject to examination by taxing authorities.

Stock-Based Compensation

On July 25, 2006, the Board of Directors of Southern Graphics Inc. (the parent of SGS International, Inc.) adopted the Southern Graphics Inc. Stock Incentive Plan. The total shares available for grant under the Southern Graphics Inc. Stock Incentive Plan are not to exceed 31,000 shares. There were no options granted during the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011 and 2010, there were options outstanding to acquire an aggregate of 9,100 shares and there were 21,900 remaining shares available for grant.

Compensation expense for share-based awards granted is based on the grant date fair value estimated and determined using the straight-line expense attribution method. The fair value of share-based awards is determined using the Black-Scholes option pricing model. The Company recorded less than $0.1 of compensation expense for share-based awards for the each of the years ended December 31, 2011, 2010, and 2009.

As of December 31, 2011 and 2010, there was $0.1 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over 10 years with an annual charge of less than $0.1.

The additional disclosures relating to the assumptions utilized in calculating the fair value of these options, have been omitted as the options and related disclosures are not material to the consolidated financial statements.

Foreign Currency

The local currency is the functional currency for locations in Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, the Philippines, and Argentina. Assets and liabilities of those operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using average exchange rates for the reporting period. Gains or losses from the translation are recorded as currency translation adjustment in other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. In 2011, 2010, and 2009, transaction losses recognized in the statement of operations due to exchange rate changes were $395, $860, and $1,735, respectively. We also have certain intercompany loans that are deemed to be permanently reinvested. Transaction gains and losses on these intercompany loans are charged to cumulative translation adjustment in other comprehensive income.

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

Recently Issued and Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides reporting guidance concerning the disclosure of supplementary pro forma information for business combinations, including clarifying the acquisition date that should be used for reporting pro forma financial information disclosures when comparative financial statements are presented. The Company adopted ASU 2010-29 effective January 1, 2011. The adoption of ASU 2010-29 had no impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholder’s equity. ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 became effective for the Company on January 1, 2012, although earlier adoption was permitted. The adoption of ASU 2011-05 will not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other.” ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-08 effective October 1, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial position.

B.	Nature of Operations

The Company operates in a single reportable segment whose service offerings include package design, prepress, imaging and managing the entire graphics development cycle for customers in a broad spectrum of industries. Revenues for each of these service offerings have not been provided as the Company believes all of these offerings are, and as such manages them as, a similar service group. Additionally, it is not practicable for us to provide revenues by service offering. There was no single customer that comprised in excess of 10% of total revenues in 2011, 2010, or 2009.

The following summarizes the concentrations of sales and long-lived assets by major geographic region. Sales are attributed to the geographic region based on the point of origin of the sale.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales
United States	$265,707	$251,295	$233,251
Canada	70,584	64,552	55,540
Europe	43,486	37,612	37,929
Other	8,931	7,865	4,834
Eliminations	(9,372)	(8,631)	(8,097)

Total sales	$379,336	$352,693	$323,457

	December 31, 2011	December 31, 2010
Long-lived assets
United States	$290,901	$276,122
Canada	84,680	86,509
Europe	28,958	29,560
Other	1,855	2,026

Total long-lived assets	$406,394	$394,217

C.	Prepaid Expenses and Other Current Assets

	December 31, 2011	December 31, 2010

Receivables for vendor rebates	$1,421	$654
Prepaid rent	732	650
Prepaid maintenance and support	553	592
Prepaid insurance	401	279
Prepaid taxes	70	100
Other prepaid expenses	473	591
Other current assets	315	256

	$3,965	$3,122

D.	Properties, Plants and Equipment, net

	December 31,	December 31,
	2011	2010

Land	$941	$941
Structures	10,201	9,688
Machinery and equipment	67,600	62,288
Software	27,298	20,366

	106,040	93,283
Accumulated depreciation	(68,647)	(60,563)

	37,393	32,720
Software development and construction work-in-progress	11,432	11,475

	$48,825	$44,195

Depreciation expense on properties, plants, and equipment was $13,934, $13,668, and $13,497 for the years ended December 31, 2011, 2010 and 2009, respectively.

E.	Goodwill and Other Intangible Assets

	December 31, 2011	December 31, 2010

Goodwill, cost	$190,993	$185,067

Customer relationships, cost	191,240	177,616
Customer relationships, accumulated amortization	(50,736)	(41,654)

Other intangible assets, cost	30,710	31,008
Other intangible assets, accumulated amortization	(9,335)	(7,392)

Other intangible assets, net	$161,879	$159,578

The changes in goodwill, cost of customer relationships and cost of other intangibles during 2011 are due to the following:

	Goodwill	Customer relationships (cost)	Other intangible assets (cost)

December 31, 2010	$185,067	$177,616	$31,008

Acquisitions	7,252	14,517	—

Changes due to foreign currency fluctuations	(1,326)	(893)	(298)

December 31, 2011	$190,993	$191,240	$30,710

Amortization expense on customer relationships and other intangible assets was $10,754, $10,244, and $10,065 for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization of customer relationships and other intangible assets is estimated to be approximately $11,000 per year from 2011 through 2015.

Amortization of the payment for the exclusive supply agreement entered into during the year ended December 31, 2010 is recorded as a reduction in net sales. Such amortization was $833 and $736 for the years ended December 31, 2011 and 2010, respectively. Such amortization is expected to be $833 annually from 2012 through 2014 and $97 for 2015.

F.	Accrued Expenses

	December 31, 2011	December 31, 2010

Accrued compensation and payroll taxes	$8,159	$9,732
Payables for customer rebates	4,678	4,414
Taxes payable (excluding taxes on income)	1,705	1,099
Accrued health and welfare benefits	1,172	892
Accrued rental obligations	821	638
Accrual for software licenses	848	—
Customer deposits	494	918
Purchase price payable for acqusitions	411	238
Other	1,524	1,410

	$19,812	$19,341

G.	Acquisitions

The Company has consummated acquisitions for a variety of reasons, including obtaining additional scale, acquiring a specific design or technical skill, achieving geographic diversification, strengthening existing customer relationships, forming new customer relationships and/or acquiring an underutilized asset that could more efficiently perform existing services within our organization.

Acquisitions during the year ended December 31, 2011

During the year ended December 31, 2011, the Company completed five acquisitions with an aggregate purchase price of $24,540. On February 11, 2011, Southern Graphic Systems, Inc. acquired the assets of Creative Type, a digital print company in Dallas, Texas. On April 29, 2011, Southern Graphic Systems-Canada, Co. acquired the assets of a Canadian provider of packaging and retail graphics services. On June 20,

2011, Southern Graphic Systems, Inc. acquired the assets of Photoengraving Incorporated, a business based in Tampa, Florida that provides the Company with expanded capabilities in the area of metal decorating and image carriers for beverage cans. On September 16, 2011, Southern Graphic Systems, Inc. acquired the assets of an Ohio-based gravure engraving / imaging business. On October 14, 2011, Southern Graphic Systems, Inc. acquired a photo studio in Chicago, Illinois.

The payment of $1,275 of the aggregate purchase price has been deferred until subsequent periods. The deferred purchase price consists of $400 presented as accrued expenses and $875 presented as non-current liabilities in the accompanying consolidated balance sheet.

The purchase price allocations for these acquisitions are provided below.

Allocations of acquisition price:
Current assets	$988
Properties, plants and equipment	2,188
Goodwill	7,252
Customer relationships	14,517
Liabilities assumed	(405)

Estimated aggregate acquisition price	$24,540

Results of operations of the acquisitions are included in the consolidated statements of operations from the date of each acquisition. Pro forma results of the Company, assuming each acquisition, or all the acquisitions in the aggregate, had been made at the beginning of each period presented, would not have been materially different from the results reported.

The Company made no material acquisitions during the years ended December 31, 2010 or 2009.

H.	Long-Term Obligations

	December 31, 2011	December 31, 2010
Senior secured term loan borrowings	$57,671	$61,160
Senior secured acquisition loan borrowings	28,715	30,382
Senior subordinated notes	159,500	174,500
Revolving credit facility borrowings	16,000	—
Capital lease obligations	411	510

	262,297	266,552
Less long-term obligations due within one year	(21,139)	(5,139)

	$241,158	$261,413

On October 25, 2010, the Company completed an amendment and extension of its senior secured credit facility originally provided under a credit agreement dated as of December 30, 2005 (the “Original Credit Agreement”). The Original Credit Agreement provided the Company a $193,700 senior secured credit facility offered by a syndicate of banks, financial institutions and other entities led by UBS Securities LLC and Lehman Brothers Inc. consisting of a $118,700 term loan facility, a $35,000 revolving credit facility, and a $40,000 loan facility for acquisitions. The Original Credit Agreement was amended by an amended and restated credit agreement dated as of October 25, 2010 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement incorporated the following amendments, among others: (i) extend the maturity of the revolving loans/commitments, term loans and acquisition loans until September 30, 2013; (ii) increase the aggregate amount of revolving commitments to $40,000; (iii) increase the margin for extending loans to LIBOR plus 3.5%; (iv) change the amortization for extending term loans and acquisition loans to $5,000 per annum, payable on a quarterly basis; (v) permit $25,000 of repurchases of the Registrant’s outstanding 12% Senior Subordinated Notes Due 2013; and (vi) refresh covenant baskets as of October 25, 2010. Certain lenders who did not consent to the terms of the Amended and Restated Credit Agreement were repaid their loans effective November 29, 2010 and November 30, 2010.

The senior secured term loan and acquisition loan borrowings are payable in quarterly installments of $1,250 on a combined basis through June 2013, with the remaining amount due at maturity on September 30, 2013. The $57,671 of senior secured term loan borrowings outstanding at December 31, 2011 consisted of $44,478 of borrowings denominated in United States dollars, $7,418 of borrowings denominated in Canadian dollars, and $5,775 of borrowings denominated in pounds sterling. The senior secured term loan and acquisition loan borrowings under the Amended and Restated Credit Agreement bear interest at a variable rate of LIBOR plus 3.5%. At December 31, 2011, the weighted average interest rate on the senior secured term loan borrowings was 4.0% and the weighted average interest rate on the senior secured acquisition loan borrowings was 3.8%.

The senior secured credit facility requires mandatory prepayment, subject to certain exceptions and limitations, with: 100% of the net cash proceeds from asset sales by the Company; 100% of the net cash proceeds of issuances of debt or preferred stock by the Company; and 50% of the Company’s excess cash flow, as defined in the Amended and Restated Credit Agreement.

At December 31, 2011, $16,000 was outstanding on the revolving credit facility (the “Revolver”). At December 31, 2010, no amounts were drawn on the Revolver. Under the Amended and Restated Credit Agreement, the Revolver provides for $40,000 of borrowing availability. Unused portions of the Revolver are charged a fee of 0.75% under the Amended and Restated Credit Agreement compared to a fee of 0.50% under the Original Credit Agreement. Fees incurred on the unused portion of the Revolver were $280, $171, and $94 for the years ended December 31, 2011, 2010, and 2009, respectively. Borrowings on the Revolver bear interest at a variable rate of LIBOR plus 3.5% and are presented in current liabilities because of the Company’s intent and ability to repay these borrowings in 2012. At December 31, 2011, the interest rate on the borrowings on the Revolver was 3.8%. The Revolver is available through September 30, 2013.

The senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the senior secured credit facility agreement. The senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of December 31, 2011, the Company was in compliance with these covenants.

In December 2005, the Company issued $200,000 of 12% senior subordinated notes maturing on December 15, 2013 (“Notes”). In February 2009, the Company’s wholly-owned subsidiary, Southern Graphic Systems, Inc., acquired an aggregate principal amount of $25,500 of the Notes for a cash purchase price of $15,000, together with accrued interest on the Notes. In December 2011, the Company voluntarily redeemed an additional $15,000 of the Notes. With the cancellation of these repurchased Notes in February 2009 and the redemption of Notes in December 2011, $159,500 aggregate principal amount of Notes remain outstanding. The Notes bear interest at the rate of 12% per year, which is payable semi-annually in arrears on June 15 and December 15 of each year. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries and rank secondary to the Company’s senior secured credit facility. The Notes contain restrictive covenants as stated in the indenture agreement, including limitations on the Company’s ability to incur additional debt.

The capital lease obligations relate to vehicles and computer graphic design and related equipment. Lease payments are due in equal monthly installments and the leases mature at various dates through December 2017.

The following table provides the amount of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter.

Amount
2012	$21,139
2013	240,995
2014	102
2015	79
2016	14
Thereafter	14

Subtotal	262,343
Less imputed interest on capital leases	(46)

Total	$262,297

I.	Interest Expense

Interest expense consists of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest on senior term loan	$2,450	$2,472	$3,932
Interest on borrowings on acquisition facility	1,163	1,162	1,371
Interest on senior subordinated notes	20,905	20,940	21,305
Amortization of deferred financing costs	1,347	1,678	2,981
Commitment fees on senior credit facility	296	251	174
Other	30	49	154

Total	$26,191	$26,552	$29,917

J.	Other Expense, net

Other expense, net consists of the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign exchange loss recognized	$395	$860	$1,735
Gain on acquisition	—	(593)	—
Other	(335)	269	18

Total	$60	$536	$1,753

K.	Gain on Debt Extinguishment

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

The Company incurred and paid management advisory fees of $500 annually during 2011, 2010 and 2009 to a related party in accordance with the Advisory Agreement between the Company and CVC Management LLC, which was assigned to Court Square Advisor LLC on July 31, 2006. The Company will pay $500 annually in advisory fees through 2015 in accordance with this Advisory Agreement.

One of our vendors is a related party as the majority owner of that vendor is a third party that could exert significant influence over both the Company and that vendor. Purchases from that vendor were approximately $5,155, $5,531, and $3,262, during the years ended December 31, 2011, 2010, and 2009, respectively. Payable amounts outstanding to this vendor were approximately $605 and $670 at December 31, 2011 and 2010, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business and there were no significant changes in terms with this vendor during the years ended December 31, 2011, 2010, or 2009.

M.	Lease Expense

Certain buildings and office space are under non-cancelable operating lease agreements. Total expense for all leases was $8,722, $8,884, and $9,017, in 2011, 2010, and 2009, respectively. Under long-term leases, minimum annual rentals are $6,114 in 2012, $4,501 in 2013, $3,705 in 2014, $2,710 in 2015, $2,335 in 2016 and $6,166 thereafter.

N.	Employee Benefit Contribution Plans

Defined Contribution Plan

The Company offers the Southern Graphic Systems, Inc. Savings Plan (the “Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code, for the benefit of eligible employees and their beneficiaries. The Savings Plan is funded with both employer and employee contributions. Participants in the Savings Plan may voluntarily contribute a portion of their annual pay into the Savings Plan, not to exceed an annual dollar limitation established by the United States Internal Revenue Service. The Savings Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the Savings Plan provides that, for any plan year, the Company may make discretionary contributions in an amount to be determined by the Board of Directors as of the last day of the plan year on behalf of each participant, subject to certain Internal Revenue Code limitations.

The Company offers a separate defined contribution plan under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees at its Tampa, Florida facility, and their beneficiaries. This plan, the Photoengraving Inc. 401(k) Plan (the “Tampa Plan”), is separate from the Savings Plan and is offered to eligible employees as a result of June 2011 acquisition of the assets of Photoengraving Incorporated. The Tampa Plan provides for a Company match that is different than the Savings Plan. The Company intends to discontinue the Tampa Plan at the end of 2012.

Employer contributions to the Savings Plan and the Tampa Plan are included in costs of operations and were $3,957, $3,571, and $3,520 in 2011, 2010, and 2009, respectively. There were no discretionary contributions in 2011, 2010, or 2009.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan, the Southern Graphic Systems, Inc. Deferred Compensation Plan (“NQDC Plan”), for the benefit of employees defined by the Internal Revenue Service as highly compensated. The NQDC Plan is funded with both employer and employee contributions. Participants in the NQDC Plan may voluntarily contribute up to an amount equal to (a) the amount the participant would have deferred under the Savings Plan if the annual qualified plan limits did not apply minus (b) the participant’s actual deferral to the Savings Plan. The NQDC Plan provides that the Company may make matching contributions in an amount to be determined by the Board of Directors, which amount for each payroll period shall not be greater than 100% of the participant’s elective deferrals that do not exceed the first 6% of the participant’s compensation for the payroll period. In addition, the NQDC Plan provides that, for any NQDC Plan year, the Company may make discretionary contributions in an amount to be determined by the

Board of Directors as of the last day of the NQDC Plan year on behalf of each participant, subject to certain Internal Revenue Code limitations. Employer contributions to the NQDC Plan are included in costs of operations and were $90, $72, and $74 in 2011, 2010, and 2009, respectively. There were no discretionary contributions in 2011, 2010, or 2009.

Changes in the fair value of the trading securities related to the NQDC Plan and the corresponding change in the associated liability are included within other expense (income) in the Consolidated Statements of Operations. Historically, these changes have resulted in no impact to the Consolidated Statements of Operations.

O.	Income Taxes

As a result of certain tax elections made in 2011, Project Dove Manitoba, L.P. is now being taxed as a U.S. entity. Therefore, the income before taxes for this entity is included in U.S. income in 2011, but was recorded as foreign income before taxes in previous years. Additionally, deferred tax assets and liabilities related to Project Dove Manitoba L.P. were previously recorded as foreign deferred tax items. In 2011, these deferred amounts have been moved to the U.S. and are recorded as U.S. deferred items. These changes resulted in a significant foreign deferred tax benefit and U.S. deferred tax expense in 2011.

The components of income (loss) before taxes were:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
U.S.	$21,327	$29,223	$25,546
Foreign	11,131	7,296	(697)

	$32,458	$36,519	$24,849

The provision (benefit) for taxes on income consisted of:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current:
U.S. Federal	$(238)	$—	$258
Foreign	3,252	545	(165)
State	595	70	—

	3,609	615	93

Deferred:
U.S. Federal	14,188	10,828	8,697
Foreign	(9,856)	2,361	804
State	1,699	1,497	1,155

	6,031	14,686	10,656

	$9,640	$15,301	$10,749

The reconciliation between the provision for taxes on income (loss) computed by applying the federal statutory tax rate to income (loss) before taxes and the actual provision is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax net of federal benefit	3.1%	3.6%	4.5%
Taxes on foreign income	0.8%	-1.9%	0.2%
Permanent differences	0.8%	1.0%	1.3%
Valuation allowance	-1.5%	4.2%	3.5%
Rate changes (1)	-8.3%	—	-0.5%
Other	-0.2%	—	-0.7%

Effective tax rate	29.7%	41.9%	43.3%

(1)

The impact for the rate changes in 2011 were primarily due to a revision in the calculation of state tax liabilities expected in the United States following the election to repatriate income from foreign subsidiaries.

The components of net deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
Current Deferred Income Tax Asset (Liability):
Employee benefits	$638	$385
Reserves for customer receivables	398	468
Payables for customer rebates	804	—
Accrued rent obligations	326	253
Other deferred income tax asset	613	264
Other deferred income tax liability	—	(70)

	$2,779	$1,300

Noncurrent Deferred Income Tax Asset (Liability):
Tax loss carryforwards	$270	$10,419
Foreign, alternative minimum tax and other credits	409	5,026
Other deferred income tax asset	—	340
Amortization	(32,601)	(22,016)
Interest on intercompany notes	—	(11,914)
Depreciation	(4,689)	(7,935)
Gain on cancellation of debt	(3,883)	(4,165)
Foreign currency gain on senior secured term loan	(280)	(311)
Other deferred income tax liability	(493)	(759)

Subtotal	(41,267)	(31,315)
Valuation allowance on deferred income tax asset	(126)	(3,543)

	$(41,393)	$(34,858)

At December 31, 2010, the Company recorded a valuation allowance against a portion of its foreign tax credit carryforwards because it was more likely than not that this portion of the carryforwards will not be realized. During the year ended December 31, 2011, the Company determined the foreign tax credit carryforwards could be utilized and accordingly released the related valuation allowance.

As of December 31, 2010, the Company recorded a deferred tax liability on $23,342 of interest income in a U.S. controlled foreign corporation that would become taxable income when repatriated. In January of 2011, the Company filed an election to repatriate this income, therefore, the related tax liability was realized in 2011 resulting in the utilization of a significant portion of the net operating loss carryforwards.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of December 31, 2011 and 2010, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $12,361 and $5,735, respectively. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The Company does not consider undistributed earnings from certain other international operations to be permanently reinvested. A portion of the estimated tax liabilities upon repatriation of earnings from these international operations is expected to be offset with foreign tax credits.

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

On December 15, 2008 the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS filed an election to essentially repatriate $23,342 of intercompany interest back to the United States for tax purposes and reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company recorded a net deferred tax liability and associated withholding tax expenses totaling $1,594 on intercompany interest accrued but unpaid. This tax expense was reversed in 2011 when the election the Company filed became effective.

P.	Fair Value of Financial Instruments

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

The following table shows assets measured at fair value as of December 31, 2011 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$1,986	$1,986

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The fair value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximates carrying value. The Company’s Notes have a carrying value of $159,500 and an estimated fair value of $160,648 at December 31, 2011. The estimated fair value of the Notes is determined using quoted prices in markets that are not active. The estimated fair value is $160,648 based on the average price of the Notes either traded or purchased by third parties between January 1, 2012 and February 29, 2012.

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

Q.	Cash Flow Information

Cash paid for interest was $24,989, $25,433, and $26,566 for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash paid for income taxes was $3,571, $147 and $880 for the years ended December 31, 2011, 2010 and 2009, respectively.

Assets acquired under capital lease obligations were $461 for the year ended December 31, 2010. There were no assets acquired under capital lease obligations for the years ended December 31, 2011 or December 31, 2009.

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

Selling, general, and administrative expenses for the year ended December 31, 2011 include a one-time final confidential settlement of a legal proceeding for an amount less than $5.0 million.

S.	Supplemental Guarantor Information

The Company’s debt includes the senior secured credit facility and the 12% senior subordinated notes. The U.S. borrowings under the senior secured credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior secured credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems

Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, SGS Argentina S.R.L., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior secured credit facility. Guarantor subsidiaries for the senior subordinated notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non- Guarantor subsidiaries for the senior subordinated notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands of dollars, except share and per share data)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$451	$4,639	$7,769	$—	$12,859
Receivables from customers, less allowances	—	45,121	26,386	—	71,507
Intercompany receivables	252,216	766	62	(253,044)	—
Inventories	—	9,964	3,755	—	13,719
Deferred income taxes	133	2,507	139	—	2,779
Income taxes receivable	—	4,471	150	(2,349)	2,272
Prepaid expenses and other current assets	126	2,474	1,365	—	3,965

Total current assets	252,926	69,942	39,626	(255,393)	107,101
Investment in subsidiaries	178,484	29,021	—	(207,505)	—
Properties, plants and equipment, net	—	39,349	9,476	—	48,825
Goodwill	—	127,189	63,804	—	190,993
Other intangible assets, net	—	120,030	41,849	—	161,879
Deferred financing costs, net	2,188	—	—	—	2,188
Other assets	—	2,145	364	—	2,509

Total assets	$433,598	$387,676	$155,119	$(462,898)	$513,495

Liabilities
Current liabilities
Accounts payable, trade	$491	$14,512	$5,639	$—	$20,642
Intercompany payables	—	222,578	30,466	(253,044)	—
Accrued expenses	—	13,528	6,284	—	19,812
Accrued income taxes	2,349	—	2,283	(2,349)	2,283
Accrued interest	12	807	2	—	821
Current portion of long-term obligations	20,571	50	518	—	21,139

Total current liabilities	23,423	251,475	45,192	(255,393)	64,697
Noncurrent liabilities
Long-term obligations, net of current portion	233,897	58	7,203	—	241,158
Non-current liabilities	—	2,881	—	—	2,881
Deferred income taxes	3,651	29,883	7,859	—	41,393

Total liabilities	260,971	284,297	60,254	(255,393)	350,129

Commitments and contingencies

Stockholder’s equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	172,627	103,379	94,865	(207,505)	163,366

Total stockholder’s equity	172,627	103,379	94,865	(207,505)	163,366

Total liabilities and stockholder’s equity	$433,598	$387,676	$155,119	$(462,898)	$513,495

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands of dollars, except share and per share data)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$154	$4,160	$5,199	$—	$9,513
Receivables from customers, less allowances	—	42,896	22,257	—	65,153
Intercompany receivables	245,954	445	2,810	(249,209)	—
Inventories	—	6,850	2,903	—	9,753
Deferred income taxes	4,777	5,667	(9,144)	—	1,300
Prepaid expenses and other current assets	80	1,969	1,234	—	3,283

Total current assets	250,965	61,987	25,259	(249,209)	89,002
Investment in subsidiaries	151,585	29,226	—	(180,811)	—
Properties, plants and equipment, net	—	35,572	8,623	—	44,195
Goodwill	—	119,970	65,097	—	185,067
Other intangible assets, net	—	115,552	44,026	—	159,578
Deferred financing costs, net	3,535	—	—	—	3,535
Other assets	—	1,494	348	—	1,842

Total assets	$406,085	$363,801	$143,353	$(430,020)	$483,219

Liabilities
Current liabilities
Accounts payable, trade	$554	$11,261	$4,704	$—	$16,519
Intercompany payables	—	219,458	29,751	(249,209)	—
Accrued expenses	99	13,920	5,322	—	19,341
Accrued income taxes	—	—	199	—	199
Accrued interest	5	878	1	—	884
Current portion of long-term obligations	4,626	50	463	—	5,139

Total current liabilities	5,284	245,567	40,440	(249,209)	42,082
Noncurrent liabilities
Long-term obligations, net of current portion	253,445	86	7,882	—	261,413
Non-current liabilities	—	2,814	—	—	2,814
Deferred income taxes	5,304	20,148	9,406	—	34,858

Total liabilities	264,033	268,615	57,728	(249,209)	341,167

Commitments and contingencies

Stockholder’s equity:
Common stock	—	—	—	—	—
Other stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total stockholder’s equity	142,052	95,186	85,625	(180,811)	142,052

Total liabilities and stockholder’s equity	$406,085	$363,801	$143,353	$(430,020)	$483,219

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands of dollars, except share and per share data)

		Consolidated	Consolidated
	Parent /	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$263,010	$116,326	$—	$379,336
Intercompany sales	—	2,697	6,675	(9,372)	—

Total net sales	—	265,707	123,001	(9,372)	379,336

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	162,486	78,134	(9,372)	231,248
Selling, general and administrative expenses	736	42,518	21,437	—	64,691
Depreciation and amortization	—	18,530	6,158	—	24,688

Income from (loss on) operations	(736)	42,173	17,272	—	58,709

Non-operating expenses:
Interest expense	1,358	22,620	2,213	—	26,191
Other expense (income), net	190	(139)	9	—	60

Total non-operating expenses	1,548	22,481	2,222	—	26,251

Equity in net income of subsidiaries	30,093	—	—	(30,093)	—

Income before income taxes	27,809	19,692	15,050	(30,093)	32,458
Provision (benefit) for income taxes	4,991	11,253	(6,604)	—	9,640

Net income	$22,818	$8,439	$21,654	$(30,093)	$22,818

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands of dollars, except share and per share data)

		Consolidated	Consolidated
	Parent /	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$248,672	$104,021	$—	$352,693
Intercompany sales	—	2,623	6,008	(8,631)	—

Total net sales	—	251,295	110,029	(8,631)	352,693

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	149,994	69,190	(8,631)	210,553
Selling, general and administrative expenses	2,120	34,481	18,020	—	54,621
Depreciation and amortization	—	17,417	6,495	—	23,912

Income from (loss on) operations	(2,120)	49,403	16,324	—	63,607

Non-operating expenses:
Interest expense	1,045	22,683	2,824	—	26,552
Other expense (income), net	(141)	(481)	1,158	—	536

Total non-operating expenses	904	22,202	3,982	—	27,088

Equity in net income of subsidiaries	23,903	—	—	(23,903)	—

Income before income taxes	20,879	27,201	12,342	(23,903)	36,519
Provision (benefit) for income taxes	(339)	10,691	4,949	—	15,301

Net income	$21,218	$16,510	$7,393	$(23,903)	$21,218

Supplemental Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in thousands of dollars, except share and per share data)

		Consolidated	Consolidated
	Parent /	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales
Sales	$—	$231,185	$92,272	$—	$323,457
Intercompany sales	—	2,066	6,031	(8,097)	—

Total net sales	—	233,251	98,303	(8,097)	323,457

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	145,427	65,520	(8,097)	202,850
Selling, general and administrative expenses	1,635	31,685	17,706	—	51,026
Depreciation and amortization	—	17,540	6,022	—	23,562

Income from (loss on) operations	(1,635)	38,599	9,055	—	46,019

Non-operating expenses:
Interest expense	5,114	24,019	784	—	29,917
Gain on debt extinguishment, net	(10,500)	—	—	—	(10,500)
Other expense (income), net	(2,152)	(114)	4,019	—	1,753

Total non-operating (income) expenses	(7,538)	23,905	4,803	—	21,170

Equity in net income of subsidiaries	10,698	—	—	(10,698)	—

Income before income taxes	16,601	14,694	4,252	(10,698)	24,849
Provision for income taxes	2,501	5,910	2,338	—	10,749

Net income	$14,100	$8,784	$1,914	$(10,698)	$14,100

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands of dollars, except share and per share data)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$3,929	$33,520	$9,009	$—	$46,458

Investing activities:
Capital expenditures	—	(11,500)	(3,902)	—	(15,402)
Proceeds from sales of assets	—	1	10	—	11
Business acquisitions, net of cash acquired	—	(21,488)	(2,019)	—	(23,507)

Cash used in investing activities	—	(32,987)	(5,911)	—	(38,898)

Financing activities:
Borrowings on revolving credit facility	24,000	—	—	—	24,000
Payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Payments to redeem senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on senior term loan and acquisition facility	(4,632)	—	(376)	—	(5,008)
Payments on other long-term debt	—	(54)	(75)	—	(129)

Cash used in financing activities	(3,632)	(54)	(451)	—	(4,137)

Effect of exchange rate changes on cash	—	—	(77)	—	(77)

Net change in cash and cash equivalents	297	479	2,570	—	3,346

Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$451	$4,639	$7,769	$—	$12,859

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands of dollars, except share and per share data)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$33,285	$10,549	$12,855	$—	$56,689

Investing activities:
Capital expenditures	—	(8,493)	(3,366)	—	(11,859)
Proceeds from sales of assets	—	14	11	—	25
Business acquisitions, net of cash acquired	—	(337)	(1,710)	—	(2,047)

Cash used in investing activities	—	(8,816)	(5,065)	—	(13,881)

Financing activities:
Payments for deferred financing fees	(1,094)	—	—	—	(1,094)
Payments on senior term loan and acquisition facility	(32,274)	—	(10,148)	—	(42,422)
Payments on other long-term debt	—	(578)	(17)	—	(595)

Cash used in financing activities	(33,368)	(578)	(10,165)	—	(44,111)

Effect of exchange rate changes on cash	—	—	106	—	106

Net change in cash and cash equivalents	(83)	1,155	(2,269)	—	(1,197)

Cash and cash equivalents, beginning of period	237	3,005	7,468	—	10,710

Cash and cash equivalents, end of period	$154	$4,160	$5,199	$—	$9,513

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands of dollars, except share and per share data)

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operations	$26,805	$10,981	$3,981	$—	$41,767

Investing activities:
Capital expenditures	—	(7,736)	(1,161)	—	(8,897)
Proceeds from sales of assets	—	47	19	—	66
Business acquisitions, net of cash acquired	—	(3,047)	(897)	—	(3,944)

Cash used in investing activities	—	(10,736)	(2,039)	—	(12,775)

Financing activities:
Borrowings on revolving credit facility	(22,727)	—	—	—	(22,727)
Payments on revolving credit facility	22,727	—	—	—	22,727
Payments to extinguish senior subordinated notes	(15,000)	—	—	—	(15,000)
Payments on senior term loan and acquisition facility	(11,978)	—	(2,423)	—	(14,401)
Payments on other long-term debt	—	(622)	(23)	—	(645)

Cash used in financing activities	(26,978)	(622)	(2,446)	—	(30,046)

Effect of exchange rate changes on cash	—	—	998	—	998

Net change in cash and cash equivalents	(173)	(377)	494	—	(56)

Cash and cash equivalents, beginning of period	410	3,382	6,974	—	10,766

Cash and cash equivalents, end of period	$237	$3,005	$7,468	$—	$10,710

Schedule II—Valuation and Qualifying Accounts

	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (REDUCTIONS) CHARGED TO EXPENSE	WRITE-OFFS AND OTHER REDUCTIONS TO THE ALLOWANCE	CHANGES DUE TO PURCHASE ACCOUNTING	BALANCE AT END OF PERIOD

	(IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 2011	$1,563	$1,673	$(1,640)		$1,596
Year ended December 31, 2010	$1,204	$4,117	$(3,758)	$—	$1,563
Year ended December 31, 2009	1,327	2,825	(2,948)	—	1,204

DEFERRED TAX VALUATION ALLOWANCE

Year ended December 31, 2011	$3,543	$—	$(3,417)	$—	$126
Year ended December 31, 2010	$1,994	$1,549	$—	$—	$3,543
Year ended December 31, 2009	1,117	877	—	—	1,994