Form 10-Q
period 2012-03-31
SGS International, Inc.
filed 2012-05-10
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,228	$12,859
Receivables from customers, less allowances of $1,720 and $1,596 at March 31, 2012 and December 31, 2011, respectively	79,510	71,507
Inventories	13,222	13,719
Deferred income taxes	2,575	2,779
Income taxes receivable	795	2,272
Prepaid expenses and other current assets	3,709	3,965

Total current assets	107,039	107,101

Properties, plants and equipment, net	51,326	48,825
Goodwill	192,626	190,993
Other intangible assets, net	159,995	161,879
Deferred financing costs, net	1,894	2,188
Other assets	2,785	2,509

TOTAL ASSETS	$515,665	$513,495

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$16,115	$20,642
Accrued expenses	18,256	19,812
Accrued income taxes	253	2,283
Accrued interest	5,605	821
Current portion of long-term obligations	17,152	21,139

Total current liabilities	57,381	64,697

Long-term obligations, net of current portion	240,223	241,158
Non-current liabilities	3,285	2,881
Deferred income taxes	42,828	41,393

Total liabilities	343,717	350,129

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid in capital	107,000	107,000
Accumulated other comprehensive income - unrealized foreign currency translation adjustments, net of tax	4,143	975
Retained earnings	60,805	55,391

Total stockholder’s equity	171,948	163,366

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$515,665	$513,495

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011

NET SALES	$99,079	$91,639

COSTS OF OPERATIONS:

Cost of goods sold (exclusive of depreciation and amortization)	61,738	54,463
Selling, general, and administrative expenses	16,234	15,035
Depreciation and amortization	6,445	5,748

INCOME FROM OPERATIONS	14,662	16,393

NON-OPERATING EXPENSES:

Interest expense, net	6,158	6,578
Other expense, net	254	289

INCOME BEFORE INCOME TAXES	8,250	9,526

PROVISION FOR INCOME TAXES	2,837	1,967

NET INCOME	$5,413	$7,559

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands of dollars)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011

Net Income	$5,413	$7,559

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	3,168	3,581

Comprehensive Income	$8,581	$11,140

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES	$6,536	$9,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(6,842)	(3,871)
Proceeds from sales of equipment	11	8
Business acquisitions, net of cash acquired	(250)	(1,123)

Net cash used in investing activities	(7,081)	(4,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facility	(4,000)	—
Payments on senior term loan and acquisition facility	(1,251)	(1,251)
Payments on other long-term debt	(30)	(32)

Net cash used in financing activities	(5,281)	(1,283)

Effect of exchange rate changes on cash	195	203

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,631)	2,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,859	9,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,228	$12,466

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(all amounts in thousands of dollars, unless otherwise stated)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (“the Company” or “the Registrant”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 40 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, the Philippines, and Argentina.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2011 in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SGS International, Inc. and its wholly owned subsidiaries. These subsidiaries include Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphic Systems-Canada, Co., Southern Graphic Systems Mexico, S. De R.L. De C.V, SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, The Box Room Limited, SGS Packaging Netherlands B.V., McGurk Studios Limited, Thames McGurk Limited, and SGS Asia Pacific Limited. These subsidiaries also include SGS Argentina S.R.L. from its inception in July 2011 and SGS International Panama, S. de R.L. from its inception in September 2011.

Inventories and Cost of Goods Sold

Raw materials inventory is carried at the lower of cost or market with cost determined using the first-in, first-out method. Work-in-process inventory is carried at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	March 31, 2012	December 31, 2011
Raw materials	$4,498	$5,553
Work-in-process	8,724	8,166

Total	$13,222	$13,719

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholder’s equity. The Company adopted ASU 2011-05 on January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.

ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income; however, these requirements have been deferred under ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The eventual adoption of the deferred provisions of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position.

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	March 31, 2012	December 31, 2011

Goodwill, cost	$192,626	$190,993

Customer relationships, cost	$192,561	$191,240
Customer relationships, accumulated amortization	(53,492)	(50,736)

Other intangible assets, cost	30,838	30,710
Other intangible assets, accumulated amortization	(9,912)	(9,335)

Total	$159,995	$161,879

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the quarter ended March 31, 2012 is due to the following:

	Goodwill	Customer Relationships (cost)	Other Intangible Assets (cost)

Balance at December 31, 2011	$190,993	$191,240	$30,710

Changes due to foreign currency fluctuations	1,633	1,321	128

Balance at March 31, 2012	$192,626	$192,561	$30,838

Amortization of customer relationships and other intangible assets is estimated to be between $10,500 and $11,500 in total per year from 2012 through 2016. Additionally, amortization of the payment for an exclusive supply agreement is expected to be $833 annually. This amortization of the exclusive supply agreement is recorded as a reduction in net sales and amounted to $208 for each of the quarters ended March 31, 2012 and 2011, respectively.

C.	Interest Expense, net

Interest expense, net consists of the following:

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Interest on senior term loan	$583	$625
Interest on borrowings on acquisition facility	274	300
Interest on senior subordinated notes	4,785	5,235
Interest on revolving loan facility	127	—
Amortization of deferred financing costs	295	313
Commitment fees on senior credit facility	76	100
Other	18	5

Total	$6,158	$6,578

D.	Fair Value Measurements

Fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their values. These categories include (in descending order of priority): Level 1 inputs are observable inputs such as quoted prices in active markets; Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The estimated fair value of the Company’s investments in the non-qualified Southern Graphic Systems, Inc. Deferred Compensation Plan and the related offsetting liability are presented at fair value in the Company’s consolidated balance sheets. Investments in the Southern Graphic Systems, Inc. Deferred Compensation Plan are included in other assets and the offsetting liability is included in non-current liabilities on the Company’s consolidated balance sheets.

The following table shows assets measured at fair value as of March 31, 2012 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at March 31, 2012	Fair Value Measurements at Reporting Date Using Level 1 Quoted Prices in Active Markets

Deferred compensation plan assets (a)	$2,257	$2,257

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Senior Subordinated Notes (“Notes”) have a carrying value of $159,500 and an estimated fair value of $160,190 at March 31, 2012. The estimated fair value of the Company’s Notes is determined using quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between March 1, 2012 and April 30, 2012.

The Company’s capability to repurchase the senior subordinated debt at fair value is limited due to the terms of the Company’s senior secured credit facility.

E.	Commitments and Contingencies

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

F.	Income Taxes

The effective tax rate for the quarter ended March 31, 2012 was 34.4% compared to 20.6% for the quarter ended March 31, 2011. The significant increase in the effective tax rate was due to an income tax benefit of approximately $1,600 recorded during the quarter ended March 31, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This is discussed in more detail below.

On December 15, 2008, the United States and Canada exchanged instruments of ratification to place in force the Fifth Protocol of the U.S.-Canada Tax Treaty (Fifth Protocol). Included in the Fifth Protocol were provisions that affected certain hybrid entities that receive or pay cross border payments. The hybrid provisions in the Fifth Protocol became effective January 1, 2010. To minimize the overall tax impact of the Fifth Protocol, SGS filed an election to essentially repatriate $23,342 of intercompany interest back to the United States for tax purposes and reduce the withholding tax rate on all future intercompany interest, including amounts previously accrued but unpaid from 25% to 0%. As of December 31, 2010, the Company recorded income tax expense and a corresponding net deferred tax liability and associated withholding tax expenses totaling approximately $1,600 on intercompany interest accrued but unpaid. Due to the rate change from the tax election, this tax expense was reversed in the first quarter of 2011 when the election the Company filed became effective.

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of March 31, 2012, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $13,763. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

G.	Supplemental Guarantor Information

The Company’s debt includes the senior secured credit facility and the Notes. The U.S. borrowings under the senior secured credit facility have been guaranteed by Southern Graphics Inc. (the parent of SGS International, Inc.), Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. The Canadian borrowings under the senior secured credit facility have been guaranteed by SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited, Southern Graphic Systems Mexico, S. De R.L. De C.V., The Box Room Limited, SGS Packaging Netherlands, B.V., McGurk Studios Limited, Thames McGurk Limited, SGS Asia Pacific Limited, SGS Argentina S.R.L., Southern Graphic Systems, Inc., Project Dove Holdco, Inc., Project Dove Manitoba, L.P., Southern Graphics Inc., and SGS International, Inc. The Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s senior secured credit facility. Guarantor subsidiaries for the Notes include Southern Graphic Systems, Inc. and Project Dove Holdco, Inc. Non-guarantor subsidiaries for the Notes include the direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by SGS International, Inc., the guarantees are full and unconditional, and the guarantees are joint and several.

Following are condensed consolidating financial statements of the Company. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

March 31, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$31	$1,171	$6,026	$—	$7,228
Receivables from customers, less allowances	—	50,782	28,728	—	79,510
Intercompany receivables	246,952	2,062	1,168	(250,182)	—
Inventories	—	9,163	4,059	—	13,222
Deferred income taxes	267	2,219	89	—	2,575
Income taxes receivable	—	2,727	305	(2,237)	795
Prepaid expenses and other current assets	100	2,059	1,550	—	3,709

Total current assets	247,350	70,183	41,925	(252,419)	107,039
Investment in subsidiaries	187,433	29,021	—	(216,454)	—
Properties, plants and equipment, net	—	40,490	10,836	—	51,326
Goodwill	—	127,189	65,437	—	192,626
Other intangible assets, net	—	117,811	42,184	—	159,995
Deferred financing costs, net	1,894	—	—	—	1,894
Other assets	—	2,417	368	—	2,785

Total assets	$436,677	$387,111	$160,750	$(468,873)	$515,665

Liabilities
Current liabilities
Accounts payable, trade	$457	$9,582	$6,076	$—	$16,115
Intercompany payables	—	218,071	32,111	(250,182)	—
Accrued expenses	—	12,146	6,110	—	18,256
Accrued income taxes	2,237	—	253	(2,237)	253
Accrued interest	11	5,592	2	—	5,605
Current portion of long-term obligations	16,571	50	531	—	17,152

Total current liabilities	19,276	245,441	45,083	(252,419)	57,381
Non-current liabilities
Long-term obligations, net of current portion	232,917	50	7,256	—	240,223
Non-current liabilities	—	3,285	—	—	3,285
Deferred income taxes	3,623	31,191	8,014	—	42,828

Total liabilities	255,816	279,967	60,353	(252,419)	343,717

Commitments and contingencies

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	180,861	107,144	100,397	(216,454)	171,948

Total stockholder’s equity	180,861	107,144	100,397	(216,454)	171,948

Total liabilities and stockholder’s equity	$436,677	$387,111	$160,750	$(468,873)	$515,665

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

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
Non-current liabilities
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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Quarter Ended March 31, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$70,052	$29,027	$—	$99,079
Intercompany sales	—	939	1,856	(2,795)	—

Total net sales	—	70,991	30,883	(2,795)	99,079

Costs of operations:
Cost of goods sold (exclusive of depreciation and amortization)	—	44,058	20,475	(2,795)	61,738
Selling, general and administrative expenses	462	10,717	5,055	—	16,234
Depreciation and amortization	—	4,718	1,727	—	6,445

Income (loss) from operations	(462)	11,498	3,626	—	14,662

Interest expense, net	393	5,224	541	—	6,158
Other expense (income), net	112	(43)	185	—	254

Income (loss) before equity in net income from subsidiaries	(967)	6,317	2,900	—	8,250

Equity in net income of subsidiaries	6,129	—	—	(6,129)	—

Income before income taxes	5,162	6,317	2,900	(6,129)	8,250
Provision (benefit) for income taxes	(251)	2,553	535	—	2,837

Net income	$5,413	$3,764	$2,365	$(6,129)	$5,413

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Quarter Ended March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$64,134	$27,505	$—	$91,639
Intercompany sales	—	556	1,608	(2,164)	—

Total net sales	—	64,690	29,113	(2,164)	91,639

Costs of operations:
Cost of goods sold (exclusive of depreciation)	—	38,505	18,122	(2,164)	54,463
Selling, general and administrative expenses	327	9,782	4,926	—	15,035
Depreciation and amortization	—	4,235	1,513	—	5,748

Income (loss) from operations	(327)	12,168	4,552	—	16,393

Interest expense, net	201	5,704	673	—	6,578
Other (income) expense, net	162	(17)	144	—	289

Income (loss) before equity in net income from subsidiaries	(690)	6,481	3,735	—	9,526

Equity in net income of subsidiaries	8,448	—	—	(8,448)	—

Income before income taxes	7,758	6,481	3,735	(8,448)	9,526
Provision for (benefit from) income taxes	199	2,692	(924)	—	1,967

Net income	$7,559	$3,789	$4,659	$(8,448)	$7,559

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended March 31, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Income	$5,413	$3,764	$2,365	$(6,129)	$5,413

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	2,819	—	3,168	(2,819)	3,168

Comprehensive Income	$8,232	$3,764	$5,533	$(8,948)	$8,581

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Income	$7,559	$3,789	$4,659	$(8,448)	$7,559

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	3,581	—	3,581	(3,581)	3,581

Comprehensive Income	$11,140	$3,789	$8,240	$(12,029)	$11,140

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended March 31, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operations	$4,736	$2,592	$(792)	$—	$6,536

Investing activities:
Acquisition of properties, plants and equipment	—	(5,810)	(1,032)	—	(6,842)
Proceeds from sales of equipment	—	11	—	—	11
Business acquisitions, net of cash acquired	—	(250)	—	—	(250)

Net cash used in investing activities	—	(6,049)	(1,032)	—	(7,081)

Financing activities:
Payments on revolving credit facility	(4,000)	—	—	—	(4,000)
Payments on senior term loan and acquisition facility	(1,156)	—	(95)	—	(1,251)
Payments on other long-term debt	—	(11)	(19)	—	(30)

Net cash used in financing activities	(5,156)	(11)	(114)	—	(5,281)

Effect of exchange rate changes on cash	—	—	195	—	195

Decrease in cash and cash equivalents	(420)	(3,468)	(1,743)	—	(5,631)

Cash and cash equivalents, beginning of period	451	4,639	7,769	—	12,859

Cash and cash equivalents, end of period	$31	$1,171	$6,026	$—	$7,228

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended March 31, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$1,175	$5,261	$2,583	$—	$9,019

Investing activities:
Acquisition of properties, plants and equipment	—	(3,122)	(749)	—	(3,871)
Proceeds from sales of equipment	—	—	8	—	8
Business acquisitions, net of cash acquired	—	(1,123)	—	—	(1,123)

Net cash used in investing activities	—	(4,245)	(741)	—	(4,986)

Financing activities:
Payments on senior term loan and acquisition facility	(1,157)	—	(94)	—	(1,251)
Payments on other long-term debt	—	(14)	(18)	—	(32)

Net cash used in financing activities	(1,157)	(14)	(112)	—	(1,283)

Effect of exchange rate changes on cash	—	—	203	—	203

Increase in cash and cash equivalents	18	1,002	1,933	—	2,953

Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$172	$5,162	$7,132	$—	$12,466

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global leader in the digital imaging industry, offering design-to-print graphic services to the international consumer products packaging market in North America, Europe, Asia, and Latin America. Our global service platform and financial capability provide a distinct competitive advantage over the majority of companies in our industry. We offer a full spectrum of innovative digital solutions that streamline the capture, management, execution, and distribution of graphics information. Our brand development, creative design, prepress, image carriers and print support services are utilized in each of the three main printing processes: flexography, gravure and lithography. Our customers, many of which we have served for over 20 years, include large branded consumer products companies, mass merchant retailers and the printers and converters that service them. Our services ensure that our customers are able to obtain or produce consistent, high quality packaging materials often on short turnaround times.

Net sales for the quarter ended March 31, 2012 increased 8.1%, or $7.4 million, to $99.1 million from sales of $91.7 million for the quarter ended March 31, 2011. This increase in sales was primarily driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs) in the United States and Europe. In addition, acquired businesses generated $3.0 million of incremental sales during the quarter ended March 31, 2012. Foreign currency fluctuations, most notably the strengthening of the United States dollar compared to the Canadian dollar and British pound, partially offset these sales increases. Foreign currency fluctuations negatively impacted sales by $0.5 million for the quarter ended March 31, 2012.

Income from operations decreased to $14.7 million, or 14.8% of net sales, for the quarter ended March 31, 2012 compared to $16.4 million, or 17.9% of net sales, for the quarter ended March 31, 2011. This reduction in income from operations is largely due to investments in increased capacity to support future revenue growth, including increased headcount and the establishment of a production facility in Pittsburgh, Pennsylvania. We employed 2,396 and 2,126 individuals as of March 31, 2012 and 2011, respectively. We also incurred non-recurring expenses in the quarter ended March 31, 2012 for consulting services to identify strategic markets for future growth opportunities. In addition, we expanded our investment in selling and marketing activities to stimulate further organic sales growth. The chart below provides cost of goods sold (exclusive of depreciation and amortization), selling and marketing expenses, and general and administrative expenses, each expressed as a percentage of sales.

(in thousands of dollars)	Quarter Ended	Quarter Ended
	March 31, 2012	March 31, 2011
Net sales	$99,079	$91,639
Cost of goods sold (exclusive of depreciation and amortization)	61,738	54,463
Cost of goods sold (exclusive of depreciation and amortization), as a percentage of net sales	62.3%	59.4%

Selling and marketing expenses	11,114	10,620
General and administrative expenses	5,120	4,415

Total selling, general, and administrative expenses	16,234	15,035

Selling and marketing expenses, as a percentage of net sales	11.2%	11.6%

General and administrative expenses, as a percentage of net sales	5.2%	4.8%

The increased sales level during the quarter ended March 31, 2012 demonstrates that the benefits of these investments to increase capacity and stimulate additional organic sales growth are being realized.

RESULTS OF OPERATIONS

The information presented below for the quarters ended March 31, 2012 and 2011 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included. (Dollar amounts in the table below are in thousands.)

Quarter ended March 31, 2012 compared to quarter ended March 31, 2011

(in thousands of dollars)	Quarter Ended	Quarter Ended
	March 31, 2012	March 31, 2011	$ Change	% Change
Net sales	$99,079	$91,639	$7,440	8.1%

Cost of goods sold (exclusive of depreciation and amortization)	61,738	54,463	$7,275	13.4%
Selling, general, and administrative expenses	16,234	15,035	$1,199	8.0%
Depreciation and amortization	6,446	5,748	$698	12.1%

Income from operations	14,661	16,393	$(1,732)	(10.6)%

Interest expense	6,158	6,578	$(420)	(6.4)%
Other expense, net	253	289	$(36)	(12.5)%

Income from operations before income taxes	8,250	9,526	$(1,276)	(13.4)%
Provision for income taxes	2,837	1,967	$870	44.2%

Net income	$5,413	$7,559	$(2,146)	(28.4)%

Net Sales. Sales for the quarter ended March 31, 2012 increased 8.1%, or $7.4 million, to $99.1 million from $91.7 million for the quarter ended March 31, 2011. This increase in sales was driven largely by volume growth in the United States and Europe, most notably with large CPGs. In addition, sales were positively impacted by acquisitions completed in 2011, which contributed $3.0 million in incremental sales for the quarter. Partially offsetting these sales increases were fluctuations in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the Canadian dollar and British pound, negatively impacted sales by $0.3 million and $0.2 million, respectively.

Sales in the United States increased by $5.9 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 and included incremental sales of $2.4 million associated with the businesses acquired in 2011. After excluding the impact of foreign currency fluctuations, sales in Europe for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 increased approximately $0.9 million. The impact of these sales increases were partially offset by a reduction in sales in Canada. Excluding the impact of $0.6 million in incremental sales from the 2011 acquisition in Canada and foreign currency fluctuations, sales in Canada were essentially flat compared to the prior year. The residual sales increase was due to our operations in Asia.

Cost of Goods Sold. Cost of goods sold for the quarter ended March 31, 2012 increased 13.4%, or $7.3 million, to $61.8 million from $54.5 million for the quarter ended March 31, 2011. The increase in cost of goods sold was due to a combination of the increase in sales, incremental costs of goods sold associated with acquisitions, and the aforementioned investments to increase capacity to support higher sales volumes. Partially offsetting these increases was the strengthening of the United States dollar as compared to the Canadian dollar, British pound, and other currencies, which resulted in a combined decrease in cost of goods sold of $0.3 million.

Cost of goods sold expressed as a percentage of net sales increased to 62.3% for the quarter ended March 31, 2012 compared to 59.4% for the quarter ended March 31, 2011. This increase was primarily due to the investments to increase capacity as previously discussed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2012 increased 8.0%, or $1.2 million, to $16.2 million from $15.0 million for the quarter ended March 31, 2011. This increase was primarily due to our investments in selling and marketing activities in order to stimulate future organic sales growth, as well as non-recurring expenses for consulting services to identify strategic markets for future growth opportunities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended March 31, 2012 increased 12.1%, or $0.7 million, to $6.4 million from $5.7 million for the quarter ended March 31, 2011. The increase was due to the depreciation and amortization on assets placed in service during 2011 and the quarter ended March 31, 2012.

Interest Expense. Interest expense for the quarter ended March 31, 2012 decreased 6.4%, or $0.4 million, to $6.2 million from $6.6 million for the quarter ended March 31, 2011. The interest savings was due to the Company’s voluntary redemption of $15.0 million of the Company’s 12% Senior Subordinated Notes (“the Notes”) in December 2011.

Other Expense, net. Other expense, net remained flat at $0.3 million of expense for the quarters ended March 31, 2012 and March 31, 2011. Other expense, net primarily consists of realized (gains) losses on foreign exchange transactions.

Provision for Income Taxes. The effective tax rate for the quarter ended March 31, 2012 was 34.4%, compared to 20.6% for the quarter ended March 31, 2011. The significant increase in the effective tax rate was due to an income tax benefit of $1.6 million recorded during the quarter ended March 31, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid.

Liquidity and Capital Resources

At March 31, 2012, we had $7.2 million in cash and $49.7 million in working capital compared with $12.9 million in cash and $42.4 million in working capital at December 31, 2011. The $5.6 million decrease in cash primarily resulted from $6.8 million in capital expenditures and $5.3 million in principal repayments of long-term debt, partially offset by $6.5 million in cash provided by operations. The $7.3 million increase in working capital is primarily due to the combination of the increase in accounts receivable and decreases in accounts payable, current portion of long-term debt, accrued income taxes, and accrued expenses. These items were partially offset by an increase in accrued interest as well as decreases in cash, deferred income taxes, and inventories.

Our revolving credit facility (the “Revolver”) under our senior secured credit facility provides for $40.0 million of borrowing availability. We borrowed $16.0 million on the Revolver in December 2011 in connection with the voluntary redemption of $15.0 million of the Notes and subsequently made a partial principal repayment of $4.0 million on the Revolver in January 2012. We had $28.0 million of borrowing availability on the Revolver at March 31, 2012. The Revolver is available through September 30, 2013. We expect that cash generated from operating activities and availability under the Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowing will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at March 31, 2012 was $257.4 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the senior secured credit facility and the December 15, 2013 maturity of the Notes. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement dated as of October 25, 2010. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of March 31, 2012, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of March 31, 2012:

	Required			Actual
Maximum leverage ratio		5.00		2.93
Minimum interest coverage ratio		1.80		3.59
Maximum capital expenditures for fiscal 2012	not to exceed $	16.0 million	(1)	$6.8 million

(1)	The maximum annual capital expenditures consist of $15.0 million plus $1.0 million of allowed carry over from the fiscal year ended December 31, 2011.

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

Income taxes

Based on the changes noted in Note F “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that our cash payments for income taxes will be significantly greater in 2012 than in 2011 and prior years. Net cash payments for income taxes are $2.0 million for the quarter ended March 31, 2012 compared to $0.5 million for the quarter ended March 31, 2011.

Quarter ended March 31, 2012 compared to quarter ended March 31, 2011

Cash flows from operating activities. Net cash provided by operating activities was $6.5 million for the quarter ended March 31, 2012 as compared to $9.0 million for the quarter ended March 31, 2011. The primary reasons for this decrease are a $1.7 million decrease in income from operations for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 and $2.0 million in net cash paid for income taxes during the quarter ended March 31, 2012 compared to $0.5 million for the quarter ended March 31, 2011.

Cash flows from investing activities. Net cash used in investing activities was $7.1 million for the quarter ended March 31, 2012 as compared to $5.0 million for the quarter ended March 31, 2011. The increase in cash used in investing activities is due to an increase in capital expenditures of $3.0 million for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, partially offset by a decrease in net cash paid for acquisitions of $0.9 million.

Cash flows from financing activities. Net cash used in financing activities was $5.3 million for the quarter ended March 31, 2012 as compared to $1.3 million for the quarter ended March 31, 2011. This increase is the result of $4.0 million of principal repayments made on the Revolver during the quarter ended March 31, 2012.

Contractual Obligations

At March 31, 2012, there were no material changes in our December 31, 2011 contractual obligations, other than the principal repayments made on the Revolver of $4.0 million in January 2012. Borrowings on the Revolver are included in the current portion of long-term obligations in the consolidated balance sheets and totaled $12.0 million as of March 31, 2012. An additional $1.0 million in principal repayments were made on the Revolver in April 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to retrospectively present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and eliminates the current option of presenting components of comprehensive income as part of the statement of changes in stockholder’s equity. The Company adopted ASU 2011-05 on January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.

ASU 2011-05 also will require companies to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income; however, these requirements have been deferred under ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The eventual adoption of the deferred provisions of ASU 2011-05 is not expected to have an impact on the Company’s results of operations or financial position.

There have been no recently issued accounting standards expected to have a material impact on our condensed consolidated financial statements.

There have been no material changes to our critical accounting policies since December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, there were no material changes in our December 31, 2011 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, which excluded an assessment of internal control of the operations acquired in Tampa, FL in 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

The Company completed the Tampa acquisition effective June 20, 2011. As permitted by the SEC, management’s assessment as of March 31, 2012 did not include the internal controls of the Tampa acquisition, which has been included in the Company’s consolidated financial statements since the acquisition date of June 20, 2011.

Changes in Internal Control Over Financial Reporting

The Company implemented the Order to Cash module in its enterprise resource planning system for most of its U.S. and Canadian locations in April 2012. This implementation was performed in stages and resulted in certain changes to business processes and internal controls impacting financial reporting starting in the second quarter of 2012. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. The Company also continues to integrate recent acquisitions into corporate processes. No potential internal control changes due to recent acquisitions would be considered material to, or are reasonably likely to materially affect, our internal control over financial reporting. The Tampa acquisition is expected to be fully integrated into corporate processes by the end of the second quarter of 2012.

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems - Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

4.14	Amendment Agreement, dated as of October 25, 2010, to the Credit Agreement dated as of December 30, 2005, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern-Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the guarantors from time to time party thereto, the lending institutions from time to time party thereto, UBS Securities LLC and Lehman Brothers Inc., as joint lead arrangers, UBS Securities LLC, as syndication agent, CIT Lending Services Corporation, as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as US collateral agent and as Canadian collateral agent, and PNC Bank, National Association, as Successor to National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.15	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern - Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.16	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern - Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.17	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: May 10, 2012	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)