Form 10-Q
period 2012-06-30
SGS International, Inc.
filed 2012-08-09
CIK 1359527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012 there were 100 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SGS International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,584	$12,859
Receivables from customers, less allowances of $1,766 and $1,596 at June 30, 2012 and December 31, 2011, respectively	89,692	71,507
Inventories	14,419	13,719
Deferred income taxes	2,762	2,779
Income taxes receivable	373	2,272
Prepaid expenses and other current assets	4,230	3,965

Total current assets	115,060	107,101

Properties, plants and equipment, net	51,099	48,825
Goodwill	191,424	190,993
Other intangible assets, net	156,259	161,879
Deferred financing costs, net	1,600	2,188
Other assets	2,855	2,509

TOTAL ASSETS	$518,297	$513,495

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable, trade	$16,880	$20,642
Accrued expenses	20,252	19,812
Accrued income taxes	375	2,283
Accrued interest	819	821
Current portion of long-term obligations	16,132	21,139

Total current liabilities	54,458	64,697

Long-term obligations, net of current portion	238,711	241,158
Non-current liabilities	3,305	2,881
Deferred income taxes	44,632	41,393

Total liabilities	341,106	350,129

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid in capital	107,000	107,000
Accumulated other comprehensive income - unrealized foreign currency translation adjustments, net of tax	1,800	975
Retained earnings	68,391	55,391

Total stockholder’s equity	177,191	163,366

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$518,297	$513,495

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Quarter Ended	Quarter Ended
	June 30, 2012	June 30, 2011
NET SALES	$101,855	$99,254

COSTS OF OPERATIONS:

Cost of goods sold (exclusive of depreciation and amortization)	60,499	59,779
Selling, general, and administrative expenses	16,354	16,093
Depreciation and amortization	6,893	6,045

INCOME FROM OPERATIONS	18,109	17,337

NON-OPERATING EXPENSES:

Interest expense, net	6,120	6,626
Other expense (income), net	184	(67)

INCOME BEFORE INCOME TAXES	11,805	10,778

PROVISION FOR INCOME TAXES	4,218	2,764

NET INCOME	$7,587	$8,014

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on

Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
NET SALES	$200,934	$190,893

COSTS OF OPERATIONS:

Cost of goods sold (exclusive of depreciation and amortization)	122,237	114,242
Selling, general, and administrative expenses	32,588	31,128
Depreciation and amortization	13,338	11,793

INCOME FROM OPERATIONS	32,771	33,730

NON-OPERATING EXPENSES:

Interest expense, net	12,278	13,204
Other expense, net	438	222

INCOME BEFORE INCOME TAXES	20,055	20,304

PROVISION FOR INCOME TAXES	7,055	4,731

NET INCOME	$13,000	$15,573

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on

Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands of dollars)

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011
Net Income	$7,587	$8,014

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	(2,343)	476

Comprehensive Income	$5,244	$8,490

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Income	$13,000	$15,573

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	825	4,057

Comprehensive Income	$13,825	$19,630

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on

Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

SGS International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES	$10,241	$14,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of properties, plants and equipment	(11,806)	(6,492)
Proceeds from sales of equipment	14	8
Business acquisitions, net of cash acquired	(250)	(17,402)

Net cash used in investing activities	(12,042)	(23,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	2,000	8,000
Payments on revolving credit facility	(7,000)	—
Payments on senior term loan and acquisition facility	(2,501)	(2,506)
Payments on other long-term debt	(62)	(64)

Net cash provided by (used in) financing activities	(7,563)	5,430

Effect of exchange rate changes on cash	89	245

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,275)	(3,969)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,859	9,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,584	$5,544

The accompanying notes, together with the notes to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

A.	Summary of Significant Accounting Policies

General Nature of Business

SGS International, Inc. (together with its consolidated subsidiaries “the Company” or “the Registrant”), headquartered in Louisville, Kentucky, operates in one operating business segment, pre-press graphic services. The Company provides a variety of services that include the preparatory steps that precede the actual printing of an image onto packaging material. The Company supplies photographic images, digital images, flexographic printing plates and rotogravure cylinders for the packaging printing industry. The Company has 41 locations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Hong Kong, the Philippines, and Argentina.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2011 in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The December 31, 2011 balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Inventories and Cost of Goods Sold

Raw materials inventory is carried at the lower of cost or market with cost determined using the first-in, first-out method. Work-in-process inventory is carried at the lower of cost or net realizable value. There is no finished goods inventory since all products are shipped upon completion. Raw materials inventory and work-in-process inventory are as follows:

	June 30,	December 31,
	2012	2011
Raw materials	$3,875	$5,553
Work-in-process	10,544	8,166

Total	$14,419	$13,719

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

B.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	June 30,	December 31,
	2012	2011
Goodwill, cost	$191,424	$190,993

Customer relationships, cost	$191,549	$191,240
Customer relationships, accumulated amortization	(55,607)	(50,736)

Other intangible assets, cost	30,741	30,710
Other intangible assets, accumulated amortization	(10,424)	(9,335)

Total	$156,259	$161,879

The change in goodwill, customer relationships (cost) and other intangible assets (cost) during the six months ended June 30, 2012 is due to the following:

	Goodwill	Customer Relationships (cost)	Other Intangible Assets (cost)
Balance at December 31, 2011	$190,993	$191,240	$30,710

Changes due to foreign currency fluctuations	431	309	31

Balance at June 30, 2012	$191,424	$191,549	$30,741

Amortization of customer relationships and other intangible assets is estimated to be between $10,500 and $11,500 in total per year from 2012 through 2016. Additionally, amortization of the payment for an exclusive supply agreement is expected to be $833 annually. This amortization of the exclusive supply agreement is recorded as a reduction in net sales and amounted to $208 for each of the quarters ended June 30, 2012 and 2011, respectively, and $416 for each of the six month periods ended June 30, 2012 and 2011, respectively.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

C.	Interest Expense, net

Interest expense, net consists of the following:

	Quarter Ended June 30, 2012	Quarter Ended June 30, 2011
Interest on senior term loan	$571	$632
Interest on borrowings on acquisition facility	268	299
Interest on senior subordinated notes	4,785	5,235
Interest on revolving loan facility	112	17
Amortization of deferred financing costs	294	312
Commitment fees on senior credit facility	79	98
Other	11	33

Total	$6,120	$6,626

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest on senior term loan	$1,154	$1,257
Interest on borrowings on acquisition facility	542	599
Interest on senior subordinated notes	9,570	10,470
Interest on revolving loan facility	239	17
Amortization of deferred financing costs	589	625
Commitment fees on senior credit facility	155	198
Other	29	38

Total	$12,278	$13,204

D.	Fair Value Measurements

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

The following table shows assets measured at fair value as of June 30, 2012 on the Company’s balance sheet, and the input categories associated with those assets:

	Total Fair Value at June 30, 2012	Fair Value Measurements at Reporting Date Using Level 1 Quoted Prices in Active Markets
Deferred compensation plan assets (a)	$2,278	$2,278

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table above as it is not independently measured at fair value.

The Company’s Senior Subordinated Notes (“Notes”) have a carrying value of $159,500 and an estimated fair value of $160,761 at June 30, 2012. The estimated fair value of the Company’s Notes is determined using Level 2 quoted prices in markets that are not active and is based on the average price of the Notes either traded or purchased by third parties between June 1, 2012 and July 31, 2012.

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

The effective tax rate for the six months ended June 30, 2012 was 35.2% compared to 23.3% for the six months ended June 30, 2011. The significant increase in the effective tax rate was due to an income tax benefit of approximately $1,600 recorded during the six months ended June 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This is discussed in more detail below. Furthermore, an additional income tax benefit of approximately $1,200 was recorded during the six months ended June 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries

The effective tax rate for the quarter ended June 30, 2012 was 35.7% compared to 25.6% for the quarter ended June 30, 2011. The significant increase in the effective tax rate was due to the previously discussed income tax benefit of approximately $1,200 primarily related to revised management estimates used in the calculation of deferred state tax liabilities.

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

The Company has not recorded a deferred tax liability for undistributed earnings of certain international subsidiaries because such earnings are considered permanently invested in foreign countries. As of June 30, 2012, undistributed earnings of international subsidiaries considered permanently reinvested were approximately $15,381. The unrecognized deferred tax liability is dependent on many factors, including withholding taxes under current tax treaties and foreign tax credits. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

On December 23, 2011, the Internal Revenue Service issued regulations that govern the capitalization of amounts paid to acquire, produce, or improve tangible property. This guidance was released in temporary form and will be retroactively effective for the Company effective January 1, 2012. The Company is still evaluating the impact of these regulations.

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Balance Sheet

June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$73	$950	$2,561	$—	$3,584
Receivables from customers, less allowances	—	56,273	33,419	—	89,692
Intercompany receivables	247,732	3,359	30	(251,121)	—
Inventories	—	10,487	3,932	—	14,419
Deferred income taxes	296	2,347	119	—	2,762
Income taxes receivable	—	2,375	225	(2,227)	373

Prepaid expenses and other current assets	108	2,297	1,825	—	4,230

Total current assets	248,209	78,088	42,111	(253,348)	115,060
Investment in subsidiaries	181,345	29,022	—	(210,367)	—
Properties, plants and equipment, net	—	40,167	10,932	—	51,099
Goodwill	—	127,189	64,235	—	191,424
Other intangible assets, net	—	115,592	40,667	—	156,259
Deferred financing costs, net	1,600	—	—	—	1,600
Other assets	—	2,493	362	—	2,855

Total assets	$431,154	$392,551	$158,307	$(463,715)	$518,297

Liabilities
Current liabilities
Accounts payable, trade	$742	$10,271	$5,867	$—	$16,880
Intercompany payables	—	217,503	33,618	(251,121)	—
Accrued expenses	—	14,302	5,950	—	20,252
Accrued income taxes	2,227	—	375	(2,227)	375
Accrued interest	11	806	2	—	819
Current portion of long-term obligations	15,571	40	521	—	16,132

Total current liabilities	18,551	242,922	46,333	(253,348)	54,458
Non-current liabilities
Long-term obligations, net of current portion	231,648	49	7,014	—	238,711
Non-current liabilities	—	3,305	—	—	3,305
Deferred income taxes	3,764	33,045	7,823	—	44,632

Total liabilities	253,963	279,321	61,170	(253,348)	341,106

Commitments and contingencies

Stockholder’s equity
Common stock	—	—	—	—	—
Other stockholder’s equity	177,191	113,230	97,137	(210,367)	177,191

Total stockholder’s equity	177,191	113,230	97,137	(210,367)	177,191

Total liabilities and stockholder’s equity	$431,154	$392,551	$158,307	$(463,715)	$518,297

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

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Quarter Ended June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$71,620	$30,235	$—	$101,855
Intercompany sales	—	828	1,754	(2,582)	—

Total net sales	—	72,448	31,989	(2,582)	101,855

Costs of operations:
Cost of goods sold (exclusive of depreciation and amortization)	—	42,160	20,921	(2,582)	60,499
Selling, general and administrative expenses	431	10,453	5,470	—	16,354
Depreciation and amortization	—	5,106	1,787	—	6,893

Income (loss) from operations	(431)	14,729	3,811	—	18,109

Interest expense, net	376	5,208	536	—	6,120
Other expense (income), net	(71)	106	149	—	184

Income (loss) before equity in net income from subsidiaries	(736)	9,415	3,126	—	11,805

Equity in net income of subsidiaries	8,481	—	—	(8,481)	—

Income before income taxes	7,745	9,415	3,126	(8,481)	11,805
Provision for income taxes	158	3,329	731	—	4,218

Net income	$7,587	$6,086	$2,395	$(8,481)	$7,587

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Quarter Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$68,935	$30,319	$—	$99,254
Intercompany sales	—	719	2,297	(3,016)	—

Total net sales	—	69,654	32,616	(3,016)	99,254

Costs of operations:
Cost of goods sold (exclusive of depreciation and amortization)	—	42,119	20,676	(3,016)	59,779
Selling, general and administrative expenses	555	10,109	5,429	—	16,093

Depreciation and amortization	—	4,468	1,577	—	6,045

Income (loss) from operations	(555)	12,958	4,934	—	17,337

Interest expense, net	337	5,712	577	—	6,626
Other (income) expense, net	(21)	(128)	82	—	(67)

Income (loss) before equity in net income from subsidiaries	(871)	7,374	4,275	—	10,778

Equity in net income of subsidiaries	16,050	—	—	(16,050)	—

Income before income taxes	15,179	7,374	4,275	(16,050)	10,778
Provision for (benefit from) income taxes	7,165	4,129	(8,530)	—	2,764

Net income	$8,014	$3,245	$12,805	$(16,050)	$8,014

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$141,672	$59,262	$—	$200,934
Intercompany sales	—	1,767	3,610	(5,377)	—

Total net sales	—	143,439	62,872	(5,377)	200,934

Costs of operations:
Cost of goods sold (exclusive of depreciation and amortization)	—	86,218	41,396	(5,377)	122,237
Selling, general and administrative expenses	893	21,170	10,525	—	32,588
Depreciation and amortization	—	9,824	3,514	—	13,338

Income (loss) from operations	(893)	26,227	7,437	—	32,771

Interest expense, net	769	10,432	1,077	—	12,278
Other expense, net	41	63	334	—	438

Income (loss) before equity in net income from subsidiaries	(1,703)	15,732	6,026	—	20,055

Equity in net income of subsidiaries	14,610	—	—	(14,610)	—

Income before income taxes	12,907	15,732	6,026	(14,610)	20,055
Provision (benefit) for income taxes	(93)	5,882	1,266	—	7,055

Net income	$13,000	$9,850	$4,760	$(14,610)	$13,000

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Sales	$—	$133,069	$57,824	$—	$190,893
Intercompany sales	—	1,275	3,905	(5,180)	—

Total net sales	—	134,344	61,729	(5,180)	190,893

Costs of operations:
Cost of goods sold (exclusive of depreciation and amortization)	—	80,624	38,798	(5,180)	114,242
Selling, general and administrative expenses	882	19,891	10,355	—	31,128
Depreciation and amortization	—	8,703	3,090	—	11,793

Income (loss) from operations	(882)	25,126	9,486	—	33,730

Interest expense, net	538	11,416	1,250	—	13,204
Other (income) expense, net	141	(145)	226	—	222

Income (loss) before equity in net income from subsidiaries	(1,561)	13,855	8,010	—	20,304

Equity in net income of subsidiaries	24,498	—	—	(24,498)	—

Income before income taxes	22,937	13,855	8,010	(24,498)	20,304
Provision for (benefit from) income taxes	7,364	6,821	(9,454)	—	4,731

Net income	$15,573	$7,034	$17,464	$(24,498)	$15,573

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Income	$7,587	$6,086	$2,395	$(8,481)	$7,587

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	(2,343)	—	(2,343)	2,343	(2,343)

Comprehensive Income	$5,244	$6,086	$52	$(6,138)	$5,244

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Income	$13,000	$9,850	$4,760	$(14,610)	$13,000

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	476	—	825	(476)	825

Comprehensive Income	$(13,476)	$9,850	$5,585	$(15,086)	$13,825

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Quarter Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Income	$8,014	$3,245	$12,805	$(16,050)	$8,014

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	476	—	476	(476)	476

Comprehensive Income	$8,490	$3,245	$13,281	$(16,526)	$8,490

Supplemental Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Income	$15,573	$7,034	$17,464	$(24,498)	$15,573

Other Comprehensive Income:
Change in Foreign Currency Translation Adjustments, net	4,057	—	4,057	(4,057)	4,057

Comprehensive Income	$19,630	$7,034	$21,521	$(28,555)	$19,630

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operations	$6,932	$5,497	$(2,188)	$—	$10,241

Investing activities:
Acquisition of properties, plants and equipment	—	(8,923)	(2,883)	—	(11,806)
Proceeds from sales of equipment	—	11	3	—	14
Business acquisitions, net of cash acquired	—	(250)	—	—	(250)

Net cash used in investing activities	—	(9,162)	(2,880)	—	(12,042)

Financing activities:
Borrowings on revolving credit facility	2,000	—	—	—	2,000
Payments on revolving credit facility	(7,000)	—	—	—	(7,000)
Payments on senior term loan and acquisition facility	(2,310)	—	(191)	—	(2,501)
Payments on other long-term debt	—	(24)	(38)	—	(62)

Net cash used in financing activities	(7,310)	(24)	(229)	—	(7,563)

Effect of exchange rate changes on cash	—	—	89	—	89

Decrease in cash and cash equivalents	(378)	(3,689)	(5,208)	—	(9,275)
Cash and cash equivalents, beginning of period	451	4,639	7,769	—	12,859

Cash and cash equivalents, end of period	$73	$950	$2,561	$—	$3,584

SGS International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited - continued)

(in thousands of dollars)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Parent / Issuer	Consolidated Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operations	$(5,773)	$18,053	$1,962	$—	$14,242

Investing activities:
Acquisition of properties, plants and equipment	—	(4,611)	(1,881)	—	(6,492)
Proceeds from sales of equipment	—	—	8	—	8
Business acquisitions, net of cash acquired	—	(15,384)	(2,018)	—	(17,402)

Net cash used in investing activities	—	(19,995)	(3,891)	—	(23,886)

Financing activities:
Borrowings on revolving credit facility	8,000	—	—	—	8,000
Payments on senior term loan and acquisition facility	(2,316)	—	(190)	—	(2,506)
Payments on other long-term debt	—	(27)	(37)	—	(64)

Net cash used in financing activities	5,684	(27)	(227)	—	5,430

Effect of exchange rate changes on cash	—	—	245	—	245

Increase in cash and cash equivalents	(89)	(1,969)	(1,911)	—	(3,969)
Cash and cash equivalents, beginning of period	154	4,160	5,199	—	9,513

Cash and cash equivalents, end of period	$65	$2,191	$3,288	$—	$5,544

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

Net sales for the six months ended June 30, 2012 increased 5.3%, or $10.0 million, to $200.9 million from sales of $190.9 million for the six months ended June 30, 2011. This increase in sales was primarily driven by volume growth across our customer base, most notably with large consumer packaged goods companies (CPGs) in the United States and Europe, and acquisitions. Acquired businesses generated $5.2 million of incremental sales during the six months ended June 30, 2012. Foreign currency fluctuations, most notably the strengthening of the United States dollar compared to the Canadian dollar and British pound, partially offset these sales increases. Foreign currency fluctuations negatively impacted net sales by $1.8 million for the six months ended June 30, 2012.

Income from operations decreased to $32.8 million, or 16.3% of net sales, for the six months ended June 30, 2012 compared to $33.7 million, or 17.7% of net sales, for the six months ended June 30, 2011. This reduction in income from operations is due to a $1.5 million increase in depreciation and amortization expenses and a $1.5 million increase in selling, general and administrative expenses. The increase in depreciation and amortization expenses is due to the depreciation and amortization on assets placed in service during 2011 and the first six months of 2012. The increase in selling general and administrative expenses is primarily due to non-recurring expenses associated with consolidating certain operations in the southeastern United States and consulting services to identify strategic markets for future growth opportunities. These increases in expenses were partially offset by the margin realized on the previously discussed sales increase.

RESULTS OF OPERATIONS

The information presented below for the quarters ended June 30, 2012 and 2011 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such quarters and as of such dates have been included.

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011

	Quarter Ended	Quarter Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	$ Change	% Change
Net sales	$101,855	$99,254	$2,601	2.6%

Cost of goods sold (exclusive of depreciation and amortization)	60,499	59,779	$720	1.2%
Selling, general, and administrative expenses	16,354	16,093	$261	1.6%
Depreciation and amortization	6,893	6,045	$848	14.0%

Income from operations	18,109	17,337	$772	4.5%

Interest expense	6,120	6,626	$(506)	(7.6)%
Other expense (income), net	184	(67)	$251	(374.6)%

Income from operations before income taxes	11,805	10,778	$1,027	9.5%
Provision for income taxes	4,218	2,764	$1,454	52.6%

Net income	$7,587	$8,014	$(427)	(5.3)%

Net Sales. Sales for the quarter ended June 30, 2012 increased 2.6%, or $2.6 million, to $101.9 million from $99.3 million for the quarter ended June 30, 2011. This increase in sales was driven largely by acquisitions and volume growth in the United States and Europe, most notably with large CPGs. Acquisitions completed in 2011 contributed $2.2 million in incremental sales for the quarter. Partially offsetting these sales increases were fluctuations in foreign currency exchange rates. The strengthening of the United States dollar, as compared to the Canadian dollar, negatively impacted net sales by $0.8 million. The strengthening of the United States dollar, as compared to the British pound, Euro, and Mexican peso, negatively impacted sales by $0.5 million on a combined basis.

Sales in the United States increased by $2.7 million for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 and included incremental sales of $2.1 million associated with the businesses acquired in 2011. After excluding the impact of foreign currency fluctuations, sales in Europe for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 increased approximately $0.8 million. The impact of these sales increases were partially offset by a reduction in sales in Canada. Excluding the impact of foreign currency fluctuations of $0.8 million and $0.1 million of sales from an acquired business, sales in Canada for the quarter decreased $0.8 million. The residual sales growth was due to our operations in Asia and Latin America.

Cost of Goods Sold. Cost of goods sold for the quarter ended June 30, 2012 increased 1.2%, or $0.7 million, to $60.5 million from $59.8 million for the quarter ended June 30, 2011. The increase in cost of goods sold was primarily due to a combination of the increase in sales volume and incremental costs of goods sold associated with acquisitions. In addition, costs of goods sold associated with healthcare benefit for employees increased $0.9 million for the quarter. These increases in costs were offset by cost savings in other components of costs of goods sold. In addition, the strengthening of the United States dollar as compared to the Canadian dollar, British pound, and other currencies, resulted in a combined decrease in cost of goods sold of $0.8 million.

Cost of goods sold expressed as a percentage of net sales decreased to 59.4% for the quarter ended June 30, 2012 compared to 60.2% for the quarter ended June 30, 2011. This decrease was primarily due to cost savings initiatives, partially offset by the increase in healthcare costs for employees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2012 increased 1.6%, or $0.3 million, to $16.4 million from $16.1 million for the quarter ended June 30, 2011. This increase was primarily due to non-recurring expenses to consolidate our operations in the southeastern United States.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the quarter ended June 30, 2012 increased 14.0%, or $0.8 million, to $6.9 million from $6.1 million for the quarter ended June 30, 2011. The increase was due to the depreciation and amortization on assets placed in service during 2011 and 2012.

Interest Expense. Interest expense for the quarter ended June 30, 2012 decreased 7.6%, or $0.5 million, to $6.1 million from $6.6 million for the quarter ended June 30, 2011. The interest savings was due to the Company’s voluntary redemption of $15.0 million of the Company’s 12% Senior Subordinated Notes (“the Notes”) in December 2011.

Other Expense (Income), net. Other expense (income), net increased to $0.2 million of expense for the quarter ended June 30, 2012 from income of $0.1 million for the quarter ended June 30, 2011. Other expense (income), net primarily consists of realized (gains) losses on foreign exchange transactions. The fluctuation in other expense (income), net was due to the slightly less favorable fluctuations in foreign currency exchange rates for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

Provision for Income Taxes. The effective tax rate for the quarter ended June 30, 2012 was 35.7%, compared to 25.6% for the quarter ended June 30, 2011. The significant increase in the effective tax rate was due to an income tax benefit of $1.2 million recorded during the quarter ended June 30, 2011 associated with a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	$ Change	% Change
Net sales	$200,934	$190,893	$10,041	5.3%

Cost of goods sold (exclusive of depreciation and amortization)	122,237	114,242	$7,995	7.0%
Selling, general, and administrative expenses	32,588	31,128	$1,460	4.7%
Depreciation and amortization	13,338	11,793	$1,545	13.1%

Income from operations	32,771	33,730	$(959)	(2.8)%

Interest expense	12,278	13,204	$(926)	(7.0)%
Other expense, net	438	222	$216	97.3%

Income from operations before income taxes	20,055	20,304	$(249)	(1.2)%
Provision for income taxes	7,055	4,731	$2,324	49.1%

Net income	$13,000	$15,573	$(2,573)	(16.5)%

Net Sales. Sales for the six months ended June 30, 2012 increased 5.3%, or $10.0 million, to $200.9 million from $190.9 million for the six months ended June 30, 2011. This increase in sales was driven by acquisitions and volume growth in the United States and Europe, most notably with large CPGs. Acquisitions completed in 2011 contributed $5.2 million in incremental sales for the six month period. The strengthening of the United States dollar, as compared to the Canadian dollar, negatively impacted sales by $1.0 million. The strengthening of the United States dollar, as compared to the British pound, Euro, and Mexican peso, negatively impacted sales by $0.8 million on a combined basis.

Sales in the United States increased by $8.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and included incremental sales of $4.5 million associated with the businesses acquired in 2011. After excluding the impact of foreign currency fluctuations, sales in Europe for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased approximately $1.7 million. These sales increases were partially offset by a reduction in sales in Canada. Excluding the impact of $0.7 million in incremental sales from the acquisition in Canada and foreign currency fluctuations of $1.0 million, sales in Canada decreased $0.8 million. The residual sales growth was due to our operations in Asia and Latin America.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2012 increased 7.0%, or $8.0 million, to $122.2 million from $114.2 million for the six months ended June 30, 2011. The increase in cost of goods sold was primarily due to a combination of the increase in sales volume and incremental costs of goods sold associated with acquisitions. In addition, costs of goods sold increased $1.5 million for the six month period due to higher costs for healthcare benefits for employees. These increases in costs were offset by cost savings in other components of costs of goods sold. In addition, the strengthening of the United States dollar as compared to the Canadian dollar, British pound and other currencies resulted in a combined decrease in cost of goods sold of $1.1 million.

Cost of goods sold expressed as a percentage of sales increased to 60.8% for the six months ended June 30, 2012 compared to 59.8% for the six months ended June 30, 2011. The increase was primarily due to the costs associated with healthcare benefits for employees, partially offset by cost savings realized in other areas of cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 increased 4.7%, or $1.5 million, to $32.6 million from $31.1 million for the six months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to non-recurring expenses associated with consolidating certain operations in the southeastern United States and non-recurring expenses for consulting services to identify strategic markets for future growth opportunities. In addition, the expenses associated with healthcare benefits for employees increased $0.2 million for the six month period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2012 increased 13.1%, or $1.5 million, to $13.3 million from $11.8 million for the six months ended June 30, 2011. The increase was due to the depreciation and amortization on assets placed in service during 2011 and the first six months of 2012.

Interest Expense. Interest expense for the six months ended June 30, 2012 decreased 7.0%, or $0.9 million, to $12.3 million from $13.2 million for the six months ended June 30, 2011. The interest savings were due to the Company’s voluntary redemption of $15.0 million of the Company’s Notes in December 2011.

Other Expense, net. Other expense, net increased by $0.2 million to $0.4 million of expense for the six months ended June 30, 2012 from $0.2 million of expense for the six months ended June 30, 2011. Other expense, net, primarily consists of realized (gains) losses on foreign exchange transactions. The fluctuation in other expense, net was due to the slightly less favorable fluctuations in foreign currency exchange rates for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Provision for Income Taxes. The effective tax rate for the six months ended June 30, 2012 was 35.2%, compared to 23.3% for the six months ended June 30, 2011. The significant increase in the effective tax rate was primarily due to two items that affected the effective tax rate for the six months ended June 30, 2011. First, an income tax benefit of $1.6 million was recorded during the six months ended June 30, 2011 associated with the reversal of withholding taxes on intercompany interest accrued but unpaid. This reversal is the result of the Company’s election to repatriate intercompany interest back to the United States for tax purposes and a corresponding reduction of the withholding rate from 25% to 0% on the intercompany interest accrued but unpaid. Furthermore, an additional income tax benefit of $1.2 million was recorded during the six months ended June 30, 2011 related to a revision in the calculation of estimated state tax liabilities expected in the United States. This tax benefit was primarily related to aligning our tax accounts with an election made in the first quarter of 2011 and resulted from a reduction in the deferred state tax liability and the associated expense for intercompany interest income repatriated from foreign subsidiaries.

Liquidity and Capital Resources

At June 30, 2012, we had $3.6 million in cash and $60.6 million in working capital compared with $12.9 million in cash and $42.4 million in working capital at December 31, 2011. The $9.3 million decrease in cash primarily resulted from $11.8 million in capital expenditures, $5.0 in net repayments on the revolving credit facility under our senior secured credit facility (the “Revolver”), and $2.6 million in net principal repayments of long-term debt. These reductions in cash were partially offset by $10.2 million in cash provided by operations. The $18.2 million increase in working capital is primarily due to the combination of the increase in accounts receivable, the decrease in accounts payable, and the net repayments on the Revolver. These items were partially offset by the decreases in cash and income taxes receivable.

Our Revolver provides for $40.0 million of borrowing availability. We borrowed $16.0 million on the Revolver in December 2011 in connection with the voluntary redemption of $15.0 million of the Notes and subsequently made net repayments of $5.0 million on the Revolver in the six months ended June 30, 2012. We had $29.0 million of borrowing availability on the Revolver at June 30, 2012. The Revolver is available through September 30, 2013. We expect that cash generated from operating activities and availability under the Revolver will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and availability under the Revolver will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, or that future borrowing will be available to us under our Revolver in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.

We are highly leveraged and our aggregate indebtedness at June 30, 2012 was $254.9 million. In 2013, our debt service requirements will substantially increase as a result of the September 30, 2013 maturity of the loans under the senior secured credit facility and the December 15, 2013 maturity of the Notes. Our ability to operate our business, service our debt requirements and reduce our total debt will depend upon our future operating performance.

Our senior secured credit facility contains customary financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Amended and Restated Credit Agreement dated as of October 25, 2010. Our senior secured credit facility also places certain restrictions on our ability to make capital expenditures. As of June 30, 2012, we were in compliance with all covenants. Below are the required financial covenant levels and the actual levels as of June 30, 2012:

	Required			Actual
Maximum leverage ratio		5.00		2.86
Minimum interest coverage ratio		1.80		3.72
Maximum capital expenditures for fiscal 2012	not to exceed $	16.0 million	(1)	$9.8 million

(1)	The maximum annual capital expenditures consist of $15.0 million plus $1.0 million of allowed carry over from the fiscal year ended December 31, 2011.

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

Income taxes

Based on the changes noted in Note F “Income Taxes” included in the condensed consolidated financial statements and on our recent results, we expect that our cash payments for income taxes will be significantly greater in 2012 than in 2011 and prior years. Net cash payments for income taxes are $3.9 million for the six months ended June 30, 2012 compared to $2.8 million for the six months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Cash flows from operating activities. Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2012 as compared to $14.2 million for the six months ended June 30, 2011. This decrease is primarily due to a $1.1 million increase in cash paid for income taxes. The remainder of the increase is due to the timing of the cash payments and receipts of other working capital items.

Cash flows from investing activities. Net cash used in investing activities was $12.0 million for the six months ended June 30, 2012 as compared to $23.9 million for the six months ended June 30, 2011. The decrease in cash used in investing activities is due to a decrease in net cash paid for acquisitions of $17.2 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This reduction in cash paid for acquisitions was partially offset by an increase in capital expenditures of $5.3 million.

Cash flows from financing activities. Net cash used in financing activities was $7.6 million for the six months ended June 30, 2012 as compared to net cash provided by financing activities of $5.4 million for the six months ended June 30, 2011. This change is the result of the timing of borrowings and repayments on the Revolver. During the six months ended June 30, 2012, we made net repayments on the Revolver of $5.0 million compared to borrowings of $8.0 million during the six months ended June 30, 2011. The scheduled principal repayments on other debt instruments were $2.6 million for both the six months ended June 30, 2012 and June 30, 2011.

Contractual Obligations

The following table reflects the contractual obligations and commercial commitments as of June 30, 2012.

	(dollars in thousands)
	Six months ending December 31,	Years ending December 31,
	2012	2013	2014	2015	2016	2017 and after	Total
Contractual obligations:
Principal payments on debt	$13,500	$240,985	$—	$—	$—	$—	$254,485
Interest payments on debt [1]	11,186	21,565	—	—	—	—	32,751
Capital lease obligations	61	99	95	76	12	12	355
Operating lease obligations	3,418	6,585	5,875	4,705	4,300	10,918	35,801
Purchase obligations	2,353	1,646	1,547	595	—	—	6,141
Other long-term liabilities	125	1,929	947	250	—	—	3,251
Management advisory fee	250	500	500	500		—	1,750

Total contractual obligations	$30,893	$273,309	$8,964	$6,126	$4,312	$10,930	$334,534

[1]

The interest payments on debt include interest on $95.0 million of variable rate debt in the senior secured credit facility through September 2013 and interest on $159.5 million of the Notes through December 15, 2013. Interest payments on the debt outstanding on the senior secured credit facility are based on LIBOR + 3.5%. The interest payment amounts in the table above on the senior secured term loan were calculated using the interest rates in effect on June 30, 2012. Interest payments on the Notes are fixed at 12%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30 2012, there were no material changes in our December 31, 2011 market risks relating to interest and foreign exchange rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.

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

During the quarter ended June 30, 2012, we changed the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to include the previously out of scope acquisition of the operations in Tampa, Florida within our evaluation of control effectiveness. However, as controls were in place for these operations prior to the second quarter of 2012, these changes have neither materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the Registrant’s Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on November 8, 2005, incorporated by reference to exhibit 3.1 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

3.2	By-Laws of the Registrant adopted on November 8, 2005, incorporated by reference to exhibit 3.2 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.1	Certificate of Incorporation. See Exhibit 3.1

4.2	By-laws. See Exhibit 3.2

4.3	Indenture dated as of December 30, 2005, by and between the Registrant and Wells Fargo Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2013, incorporated by reference to exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.4	Form of Global 12% Notes due 2013 (included in Exhibit 4.3)

4.5	Form of Regulation S Temporary Global 12% Notes due 2013 (included in Exhibit 4.3)

4.6	Supplemental Indenture, dated April 25, 2006, by and among the Registrant, Southern Graphic Systems, Inc., Project Dove Holdco, Inc. and Wells Fargo Bank, N.A., as trustee, incorporated by reference to exhibit 4.6 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.7	Registration Rights Agreement, dated as of December 30, 2005, by and between the Registrant, certain of its subsidiaries as Guarantors, and UBS Securities LLC and Lehman Brothers Inc. as Initial Purchasers, incorporated by reference to exhibit 4.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.8	Credit Agreement, dated as of December 30, 2005, among the Registrant and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, UBS Securities LLC and Lehman Brothers Inc., as joint arrangers and joint bookmanagers, UBS AG, Stamford Branch, as issuing bank, US administrative agent, US collateral agent and Canadian collateral agent, Lehman Brothers Inc., as syndication agent, CIT Lending Services Corporation, as documentation agent, National City Bank, as Canadian administrative agent, UBS Loan Finance LLC, as swingline lender, and the lenders referred to therein, incorporated by reference to exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.9	First Amendment to Credit Agreement by and among the Registrant and Southern Graphic Systems - Canada, Co., as borrowers, certain affiliates of the borrowers, as guarantors, and the lenders party to the Credit Agreement as described therein, incorporated by reference to exhibit 10.8 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.10	Security Agreement, dated as of December 30, 2005, by the Registrant, as borrower, certain of the Registrant’s subsidiaries, as guarantors, and UBS AG, Stamford Branch, as US collateral agent, incorporated by reference to exhibit 10.9 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.11	Canadian Security Agreement, dated as of December 30, 2005, by certain of the Registrant’s subsidiaries, as pledgors, and UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.10 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.12	Debenture dated as of December 30, 2005, from SGS-UK Holdings Limited and others, as chargors, in favour of UBS AG, Stamford Branch, as Canadian collateral agent, incorporated by reference to exhibit 10.11 to the Registrant’s registration statement on Form S-4 filed on May 5, 2006, File No. 333-133825

4.13	Limited Waiver and Consent to Credit Agreement dated as of April 11, 2007 among SGS International, Inc. and Southern Graphic Systems – Canada, Co., as borrowers, certain of the Registrant’s subsidiaries, as guarantors, the lenders signatory thereto, UBS AG, Stamford Branch, as US administrative agent, US collateral agent and Canadian collateral agent, and National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 4.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, File No. 333-133825

4.14	Amendment Agreement, dated as of October 25, 2010, to the Credit Agreement dated as of December 30, 2005, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern-Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the guarantors from time to time party thereto, the lending institutions from time to time party thereto, UBS Securities LLC and Lehman Brothers Inc., as joint lead arrangers, UBS Securities LLC, as syndication agent, CIT Lending Services Corporation, as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as US collateral agent and as Canadian collateral agent, and PNC Bank, National Association, as Successor to National City Bank, as Canadian administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.15	Amended and Restated Credit Agreement dated as of October 25, 2010, among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”, and together with Canadian Borrower, the “Borrowers”), certain affiliates of the Borrowers as guarantors, the Lenders thereto, UBS Securities LLC and Fifth Third Bank, as joint lead arrangers, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, UBS Loan Finance LLC, as swingline lender, and UBS AG, Stamford Branch, as issuing bank, as US administrative agent, as Canadian administrative agent, as US collateral agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.16	Omnibus Acknowledgement, Reaffirmation and Amendment to Security Documents made as of October 25, 2010, by and among Southern Graphic Systems - Canada, Co./Systemes Graphiques Southern – Canada, Co. (“Canadian Borrower”), SGS International, Inc. (“US Borrower”), the Guarantors party thereto and UBS AG, Stamford Branch, as US administrative agent, as US collateral agent, as Canadian administrative agent and as Canadian collateral agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

4.17	Supplemental Debenture [not dated] between SGS Packaging Europe Holdings Limited, SGS Packaging Europe Limited, MCG Graphics Limited and UBS, AG, Stamford Branch, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K dated October 25, 2010, filed October 29, 2010, File No. 333-133825

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGS INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ Henry R. Baughman
Henry R. Baughman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ James M. Dahmus
James M. Dahmus
Senior Vice President and Chief Financial Officer (Principal Financial Officer)